Form 10-Q
period 2002-09-30
ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2002-11-06
CIK 1063698, 1063697, 1063699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q EQUIVALENT*

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER	333-56857
333-56857-01
333-56857-02

ALLIANCE LAUNDRY SYSTEMS LLC
ALLIANCE LAUNDRY CORPORATION
ALLIANCE LAUNDRY HOLDINGS LLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE DELAWARE DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	39-1927923 39-1928505 52-2055893 (I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. BOX 990
RIPON, WISCONSIN 54971-0990
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(920) 748-3121
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]         No [  ]

*	This report is being filed pursuant to requirements contained in the indenture governing the registrant’s Senior Subordinated Notes.

Alliance Laundry Systems LLC
Form 10-Q Equivalent
For The Period Ended September 30, 2002

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30, 2002	December 31, 2001
Assets	(unaudited)
Current assets:
Cash	$10,714	$5,659
Cash-restricted	504	439
Accounts receivable, net	15,101	10,440
Inventories, net	27,526	29,862
Prepaid expenses and other	11,020	10,093

Total current assets	64,865	56,493
Notes receivable, net	10,306	8,512
Property, plant and equipment, net	40,571	46,909
Goodwill, net	55,414	55,414
Beneficial interests in securitized financial assets	29,548	28,227
Debt issuance costs, net	10,124	7,863
Other assets	386	353

Total assets	$211,214	$203,771

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$10,104	$1,212
Revolving credit facility	—	—
Accounts payable	11,598	12,194
Other current liabilities	21,941	20,539

Total current liabilities	43,643	33,945
Long-term debt:
Senior credit facility	178,131	194,018
Senior subordinated notes	110,000	110,000
Junior subordinated note	19,447	17,069
Other long-term debt	1,088	1,265
Other long-term liabilities	1,757	1,682

Total liabilities	354,066	357,979

Mandatorily redeemable preferred equity	6,000	6,000
Members’ deficit	(148,852)	(160,208)

Total liabilities and members’ deficit	$211,214	$203,771

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(unaudited)		(unaudited)
Net revenues:
Commercial laundry	$52,091	$51,792	$162,154	$164,501
Service parts	9,238	8,531	27,093	26,634

	61,329	60,323	189,247	191,135
Cost of sales	43,618	45,495	134,439	143,321

Gross profit	17,711	14,828	54,808	47,814
Selling, general and administrative expense	7,853	7,380	22,602	22,470
Nonrecurring costs	32	—	462	—

Total operating expense	7,885	7,380	23,064	22,470

Operating income	9,826	7,448	31,744	25,344
Interest expense	7,069	8,138	19,993	26,347
Loss from early extinguishment of debt	2,004	—	2,004	—
Other income (expense), net	(5)	(3)	28	77

Income (loss) before taxes	748	(693)	9,775	(926)
Provision for income taxes	7	—	43	22

Net income (loss) before cumulative effect of accounting change	741	(693)	9,732	(948)
Cumulative effect of change in accounting principle	—	—	—	2,043

Net income (loss)	$741	$(693)	$9,732	$(2,991)

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(unaudited)
Cash flows from operating activities:
Net income (loss) before cumulative effect of accounting change	$9,732	$(948)
Adjustments to reconcile net income (loss) before cumulative effect of accounting change to cash provided by operating activities:
Depreciation and amortization	10,408	12,625
Non-cash interest	1,440	3,566
Non-cash loss from early extinguishment of debt	2,004	—
Gain on sale of property, plant and equipment	(28)	(77)
Changes in assets and liabilities:
Accounts receivable	(4,661)	(6,478)
Inventories	2,336	5,661
Other assets	(2,656)	(14,320)
Accounts payable	(596)	5,819
Other liabilities	2,274	1,875

Net cash provided by operating activities	20,253	7,723

Cash flows from investing activities:
Additions to property, plant and equipment	(1,823)	(4,675)
Proceeds on disposal of property, plant and equipment	81	171

Net cash used in investing activities	(1,742)	(4,504)

Cash flows from financing activities:
Proceeds from long-term debt	193,000	812
Principal payments on long-term debt	(200,172)	(799)
Net decrease in revolving line of credit borrowings	—	(8,000)
Debt financing costs	(6,284)	—

Net cash used in financing activities	(13,456)	(7,987)

Increase (decrease) in cash	5,055	(4,768)
Cash at beginning of quarter	5,659	5,091

Cash at end of quarter	$10,714	$323

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,911	$18,563

Notes to Unaudited Consolidated Financial Statements

NOTE 1.    BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2002 and for the periods ended September 30, 2002 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the “Company”), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position and operating results of the Company for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 had no effect on the Company’s financial condition or results of operations for the nine months ended September 30, 2002.

Effective April 1, 2001, the Company also adopted the provisions of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The Company recognized an approximate $2.0 million charge upon adoption in 2001 and recognized approximately $1.5 million and $0.7 million of interest income related to its retained interests in its securitization transactions during the first nine months of 2002 and 2001, respectively.

The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. SFAS No. 133 as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) within members’ deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. For the nine months ended September 30, 2001, the Company recognized a gain of $0.5 million for the reclassification of the transition adjustment as discussed above.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

This report on Form 10-Q Equivalent for the periods ended September 30, 2002 should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 2001.

NOTE 2.    INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Materials and purchased parts	$10,974	$11,830
Work in process	3,397	4,017
Finished goods	15,478	16,822
Less: inventory reserves	(2,323)	(2,807)

	$27,526	$29,862

NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income (loss) of approximately $2.0 million in fiscal 2002. The following sets forth a reconciliation of net income for the nine months ended September 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

	Nine Months Ended
	September 30, 2002	September 30, 2001
Reported net income (loss)	$9,732	$(2,991)
Add: Goodwill amortization	—	1,532

Adjusted net income (loss)	$9,732	$(1,459)

NOTE 4.    COMMITMENTS AND CONTINGENCIES

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, (“ALSA”) a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an “ad-hoc” panel (the “Lopez Arbitration”), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos 1,408,900 ($1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. The Company does not believe this arbitration award will have a material effect on the Company’s operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations. The remaining investment on the Company’s financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company’s investment in ALSA was written down to the value of certain remaining assets. In management’s opinion based on the advice of counsel, under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA. On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award.

Since January 2002, there have been significant changes in Argentina’s monetary legislation, and the value of the Argentine Peso. The rate of exchange of one Argentine Peso per one United States Dollar is no longer in force, and as of October 30, 2002 the Argentine Peso was trading at .2821 per United States Dollar. Accordingly, in the event that Mr. Lopez was ultimately successful in a U.S. court of securing payment of this award from the Company, the U.S. dollar value of the award (based upon the current rate of exchange) would be substantially reduced as compared to the amount discussed above.

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company’s financial position, liquidity or results of operations.

NOTE 5.    COMPREHENSIVE INCOME / (LOSS)

Comprehensive income/(loss) for the nine months ended September 30, 2002 and 2001 consist of the following (in thousands):

	Nine Months Ended
	September 30, 2002	September 30, 2001
Comprehensive income (loss):
Net income (loss)	$9,732	$(2,991)
Other comprehensive income (loss)
Net unrealized holding gain (loss) on residual interests	1,765	(332)
Unrealized gain (loss) on interest rate swap	(141)	283

Comprehensive income (loss)	$11,356	$(3,040)

NOTE 6.    DEBT FINANCING

The Company entered into an amended and restated credit agreement dated as of August 2, 2002. As a result, the Company recorded a loss on early extinguishment of debt of $2.0 million, to write-off unamortized debt issuance costs related to its prior term loan and revolving credit facilities. In connection with the amended and restated credit agreement, the Company incurred approximately $6.3 million of debt issuance costs of which approximately $2.4 million was paid to certain related parties under a pre-existing agreement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch and Ajax, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. The Company’s commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) drycleaners.

This discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in this report and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial position and operating results of the Company as of and for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The following table sets forth the Company’s historical net revenues for the periods indicated:

	Quarter Ended
	September 30, 2002	September 30, 2001
	(Dollars in millions)
Net revenues:
Commercial laundry	$52.1	$51.8
Service parts	9.2	8.5

	$61.3	$60.3

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	September 30, 2002	September 30, 2001
Net revenues	100.0%	100.0%
Cost of sales	71.1%	75.4%
Gross profit	28.9%	24.6%
Selling, general and administrative expense	12.8%	12.3%
Nonrecurring costs	0.1%	—
Operating income	16.0%	12.3%
Net income (loss) before cumulative effect of accounting change	1.2%	(1.1%)

Net revenues.    Net revenues for the quarter ended September 30, 2002 increased $1.0 million, or 1.7%, to $61.3 million from $60.3 million for the quarter ended September 30, 2001. This increase was primarily attributable to higher commercial laundry revenue of $0.3 million and higher service parts revenue of $0.7 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $0.4 million and higher earnings from the Company’s off-balance sheet equipment financing program of $0.6 million, partially offset by lower international revenue of $0.7 million. Revenue from international customers was lower largely due to the discontinuance of sales to a foreign customer under a private label contract and higher sales to the Mexican government in 2001 under a one time contract. The increase in service parts revenue was primarily driven by low sales in the third quarter of 2001, as customers either purchased in advance of, or delayed purchases as a result of a third quarter price increase.

Gross profit.    Gross profit for the quarter ended September 30, 2002 increased $2.9 million, or 19.4%, to $17.7 million from $14.8 million for the quarter ended September 30, 2001. This increase was primarily attributable to favorable manufacturing efficiencies, a recent price increase, the higher earnings from the Company’s off-balance sheet equipment financing program and $0.5 million of favorable impact in 2002 resulting from a change in accounting principle whereby goodwill is no longer amortized. (See Note 3). Gross profit as a percentage of net revenues increased to 28.9% for the quarter ended September 30, 2002 from 24.6% for the quarter ended September 30, 2001. This 4.3% increase was primarily attributable to the factors discussed above.

Selling, general and administrative expense.    Selling, general and administrative expenses for the quarter ended September 30, 2002 increased $0.5 million, or 6.4%, to $7.9 million from $7.4 million for the quarter ended September 30, 2001. The increase in selling, general and administrative expenses was primarily due to higher pension and fringe benefit costs of $0.9 million and higher independent development expenses of $0.2 million which were partially offset by lower sales and marketing expenses of $0.3 million. Selling, general and administrative expenses as a percentage of net revenues increased to 12.8% for the quarter ended September 30, 2002 from 12.3% for the quarter ended September 30, 2001.

Nonrecurring costs.    Nonrecurring costs for the quarter ended September 30, 2002 were $0.1 million. The 2002 costs were due to the write-off of costs incurred while pursuing an initial public offering through a Canadian Income Trust during the second quarter. Due to market conditions, management determined that such a public offering was not advantageous to the Company at that time. Nonrecurring costs as a percentage of net revenues were 0.1% for the quarter ended September 30, 2002.

Operating income.    As a result of the foregoing, operating income for the quarter ended September 30, 2002 increased $2.4 million, or 31.9%, to $9.8 million from $7.4 million for the quarter ended September 30, 2001. Operating income as a percentage of net revenues increased to 16.0% for the quarter ended September 30, 2002 from 12.3% for the quarter ended September 30, 2001.

Interest expense.    Interest expense for the quarter ended September 30, 2002 decreased $1.0 million, or 13.1%, to $7.1 million from $8.1 million for the quarter ended September 30, 2001. Interest expense was lower in 2002 as a result of lower interest rates and a reduction in total debt outstanding of $16.6 million, or 5.0% since June of 2001.

Loss from early extinguishment of debt.    Loss from early extinguishment of debt for the quarter ended September 30, 2002 was $2.0 million. The Company entered into an amended and restated credit agreement dated as of August 2, 2002. As a result, the Company recorded a loss on early extinguishment of debt of $2.0 million, to write-off unamortized debt issuance costs related to its prior term loan and revolving credit facilities.

Net income (loss).    As a result of the foregoing, net income (loss) for the quarter ended September 30, 2002 increased $1.4 million to net income of $0.7 million as compared to a net loss of $0.7 million for the quarter ended September 30, 2001. Net income (loss) as a percentage of net revenues increased to 1.2% for the quarter ended September 30, 2002 from (1.1%) for the quarter ended September 30, 2001.

The following table sets forth the Company’s historical net revenues for the periods indicated:

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(Dollars in millions)
Net revenues:
Commercial laundry	$162.1	$164.5
Service parts	27.1	26.6

	$189.2	$191.1

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

	Nine Months Ended
	September 30, 2002	September 30, 2001
Net revenues	100.0%	100.0%
Cost of sales	71.0%	75.0%
Gross profit	29.0%	25.0%
Selling, general and administrative expense	12.0%	11.7%
Nonrecurring costs	0.2%	—
Operating income	16.8%	13.3%
Net income (loss) before cumulative effect of accounting change	5.1%	(0.5%)

Net revenues.    Net revenues for the nine months ended September 30, 2002 decreased $1.9 million, or 1.0%, to $189.2 million from $191.1 million for the nine months ended September 30, 2001. This decrease was primarily attributable to lower commercial laundry revenue of $2.4 million and higher service parts revenue of $0.5 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $0.6 million and lower international revenue of $2.2 million, partially offset by higher earnings from the Company’s off-balance sheet equipment financing program of $0.4 million. The decrease in North American equipment revenues was primarily due to lower revenues from on-premise laundries partially offset by higher revenues from multi-housing laundries. Revenue from international customers was lower due to the discontinuance of sales to a foreign customer under a private label contract and higher sales to the Mexican government in 2001 under a one time contract.

Gross profit.    Gross profit for the nine months ended September 30, 2002 increased $7.0 million, or 14.6%, to $54.8 million from $47.8 million for the nine months ended September 30, 2001. This increase was primarily attributable to favorable manufacturing efficiencies and $1.5 million of favorable impact in 2002 resulting from a change in accounting principle whereby goodwill is no longer amortized. (See Note 3). Gross profit as a percentage of net revenues increased to 29.0% for the nine months ended September 30, 2002 from 25.0% for the nine months ended September 30, 2001.

Selling, general and administrative expense.    Selling, general and administrative expenses for the nine months ended September 30, 2002 increased $0.1 million, or 0.6%, to $22.6 million from $22.5 million for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses was primarily due to higher pension expense of $1.1 million and higher independent development expenses of $0.4 million, partially offset by lower one-time expenses related primarily to the relocation of Cincinnati, Ohio production lines to Marianna, Florida of $0.9 million and a lower loss on sales of qualified accounts receivable of $0.5 million. Selling, general and administrative expenses as a percentage of net revenues increased to 12.0% for the nine months ended September 30, 2002 from 11.7% for the nine months ended September 30, 2001.

Nonrecurring costs.    Nonrecurring costs for the nine months ended September 30, 2002 were $0.5 million. The 2002 costs were due to the write-off of costs incurred while pursuing an initial public offering through a Canadian Income Trust in the second quarter. Due to market conditions, management determined that such a public offering was not advantageous to the Company at that time. Nonrecurring costs as a percentage of net revenues increased to 0.2% for the nine months ended September 30, 2002.

Operating income.    As a result of the foregoing, operating income for the nine months ended September 30, 2002 increased $6.4 million, or 25.3%, to $31.7 million from $25.3 million for the nine months ended September 30, 2001. Operating income as a percentage of net revenues increased to 16.8% for the nine months ended September 30, 2002 from 13.3% for the nine months ended September 30, 2001.

Interest expense.    Interest expense for the nine months ended September 30, 2002 decreased $6.3 million, or 24.1%, to $20.0 million from $26.3 million for the nine months ended September 30, 2001. Interest expense in 2002 includes a favorable non-cash adjustment of $0.9 million to reflect changes in the fair values of interest rate swap agreements which expired during the first quarter of 2002. Interest expense in 2001 included an unfavorable non-cash adjustment of $1.6 million related to these agreements. Interest expense was also lower in 2002 as a result of lower interest rates and a reduction in total debt outstanding of $17.8 million, or 5.3% since December of 2000.

Loss from early extinguishment of debt.    Loss from early extinguishment of debt for the nine months ended September 30, 2002 was $2.0 million. The Company entered into an amended and restated credit agreement dated as of August 2, 2002. As a result, the Company recorded a loss on early extinguishment of debt of $2.0 million, to write-off unamortized debt issuance costs related to its prior term loan and revolving credit facilities.

Net income (loss) before cumulative effect of accounting change.    As a result of the foregoing, net income before cumulative effect of accounting change for the nine months ended September 30, 2002 increased $10.6 million to net income before cumulative effect of accounting change of $9.7 million as compared to a net loss before cumulative effect of accounting change of $0.9 million for the nine months ended September 30, 2001. Net income before cumulative effect of accounting change as a percentage of net revenues increased to 5.1% for the nine months ended September 30, 2002 from (0.5%) for the nine months ended September 30, 2001.

Cumulative effect of accounting change.    Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” In accordance with the impairment provisions of EITF 99-20, upon adoption in 2001 the Company recognized a $2.0 million non-cash write-down of the Company’s retained interests in its securitization transactions.

Net income (loss).    As a result of the foregoing, net income for the nine months ended September 30, 2002 increased $12.7 million to net income of $9.7 million as compared to a net loss of $3.0 million for the nine months ended September 30, 2001. Net income (loss) as a percentage of net revenues increased to 5.1% for the nine months ended September 30, 2002 from (1.6%) for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On August 2, 2002 the Company amended and restated its May of 1998 credit agreement with a syndicate of financial institutions. The new amended and restated credit facility (the “Senior Credit Facility”) is comprised of a term loan facility aggregating $193.0 million (the “Term Loan Facility”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”). Among other modifications, the amended and restated agreement extends the Senior Credit Facility termination date from May 5, 2003 to August 6, 2007.

The new Senior Credit Facility continues to be subject to certain financial ratios and tests, similar to those included in the prior facilities. The new Senior Credit Facility allows a maximum ratio of consolidated debt to EBITDA (as defined by the Senior Credit Facility) at December 31, 2002 of 6.0 whereas under the prior credit facilities the maximum allowed under this ratio was 5.25 at December 31, 2002. Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the new credit facilities.

The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in its amended and restated credit agreement dated as of August 2, 2002).

The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under its $45.0 million Revolving Credit Facility. The Company’s principal uses of liquidity are to meet debt service requirements, finance the Company’s capital expenditures and provide working capital. The Company expects that capital expenditures in 2002 will not exceed $4.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

As of September 30, 2002, the Company has $318.8 million of combined indebtedness outstanding, consisting of outstanding debt of $188.0 million under the Term Loan Facility, $110.0 million of senior subordinated notes and $19.4 million of junior subordinated notes, $0.7 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.7 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. At September 30, 2002 there were no borrowings under the Company’s Revolving Credit Facility. Letters of credit issued on the Company’s behalf under the Revolving Credit Facility totaled $15.4 million at September 30, 2002. As a result, at September 30, 2002 the Company had $29.6 million of its $45.0 million Revolving Credit Facility available subject to certain limitations under the new Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA, the Company could have borrowed $43.4 million at September 30, 2002 in additional indebtedness under the Revolving Credit Facility. Additionally, at September 30, 2002 the Company could have sold additional trade receivables of approximately $4.7 million to finance its operations.

The new Term Loan Facility amortizes quarterly and is repayable in the following aggregate amounts:

Year	Amount Due
(Dollars in millions)
2002	$2.5
2003	$9.9
2004	$12.3
2005	$14.8
2006	$19.7
2007	$128.8

The Company’s Asset Backed Facility provides $250.0 million of off-balance sheet financing for trade receivables and equipment loans. The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables. The Company’s Asset Backed Facility is scheduled to expire on May 5, 2003. The Company currently expects to replace this facility within the fourth quarter of 2002.

The Company’s ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the new Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that the Company’s business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

On October 1, 2002, Alliance Laundry Systems Income Fund (the “Fund”) and the Company announced that the Fund filed a preliminary prospectus with securities regulators across Canada. The Fund has been created to acquire an indirect ownership interest in the Company and will make monthly distributions of its available cash to the holders of its units.

The Fund expects to use the net proceeds from its initial public offering to acquire an indirect ownership interest in the Company. The Company expects to use the proceeds from the sale of such ownership interest to reduce existing debt and acquire other securities and to ultimately provide it with the flexibility to fund future acquisitions and product development. Specifically, on November 4, 2002 the Company commenced an offer to purchase for cash and solicitation of consents relating to its outstanding 9 5/8% Senior Subordinated Notes. The offer to purchase is conditioned upon the completion of the units offering by the Fund and the Company’s receipt of sufficient funds from the sale of an indirect ownership interest to the Fund. In the event the Company repurchases a portion or all of its outstanding 9 5/8% Senior Subordinated Notes, the Company would be required to write-off a proportionate amount of related unamortized debt issuance costs. The total amount of unamortized debt issuance costs related to the 9 5/8% Senior Subordinated Notes was $3.9 million at September 30, 2002. The closing of the public offering is subject to regulatory approval. The units of the Fund have not been registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Historical

Cash generated from operations for the nine months ended September 30, 2002 of $20.3 million was principally derived from operations (net income adjusted for depreciation, amortization, non-cash interest, non-cash loss from early extinguishment of debt and gains on sale of property, plant and equipment) which was partially offset by lower sales of accounts receivable under the Asset Backed

Facility. The working capital investment in accounts receivable at September 30, 2002 of $15.1 million increased $4.7 million as compared to the balance of $10.4 million at December 31, 2001, which was primarily attributable to selling less accounts receivable through Alliance Laundry Receivable Warehouse (“ALRW”), a special-purpose single member limited liability company. The investment in notes receivable at September 30, 2002 of $10.3 million increased $1.8 million as compared to the balance of $8.5 million at December 31, 2001, which was primarily attributable to the increase in ineligible loans under the Asset Backed Facility. The investment in inventory at September 30, 2002 of $27.5 million decreased $2.4 million as compared to the balance of $29.9 million at December 31, 2001. Accounts payable at September 30, 2002 of $11.6 million decreased $0.6 million as compared to the balance of $12.2 million at December 31, 2001.

Net cash provided by operating activities for the nine months ended September 30, 2002 of $20.3 million increased by $12.6 million as compared to the nine months ended September 30, 2001. This increase was primarily due to lower net cash used in changes in assets and liabilities of $4.2 million, and an increase in net cash provided by operations of $8.4 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The lower net cash impact from changes in assets and liabilities for the nine months ended September 30, 2002 of $4.2 million was largely due to decreased working capital changes in notes receivable and beneficial interests in securitized financial assets, which were partially offset by lower accounts payable.

Capital Expenditures

The Company’s capital expenditures for the nine months ended September 30, 2002 and September 30, 2001 were $1.8 million and $4.7 million, respectively. Capital spending in 2002 was principally oriented toward product enhancements and manufacturing process improvements, while spending in 2001 was principally oriented toward reducing manufacturing costs and transitioning press and finishing equipment production from a prior facility to the Company’s Marianna, Florida manufacturing facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company’s financial statements.

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and provides that debt extinguishments that do not meet the criteria for classification as extraordinary items should not be classified as extraordinary. The Company has adopted this statement.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of the current statement also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time the Company may enter into derivative financial instruments to hedge its interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company’s underlying exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company’s market risk exposures as compared to those discussed in the Company’s Annual Report on Form 10-K (file no. 333-56857), except as previously discussed, the Company’s interest rate swaps matured during the first quarter of 2002.

ITEM 4.     CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of October 30, 2002 the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 3 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company’s products abroad; market acceptance of new and enhanced versions of the Company’s products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company’s reports, including but not limited to the Company’s Annual Report on Form 10-K (file no. 333-56857).

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Changes in Securities. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)    List of Exhibits.
10.1    Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of February 27, 2002
10.2    First amendment to the Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of June 21, 2002
10.3    Second amendment, Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of August 19, 2002

(b)    Reports on Form 8-K.

On October 1, 2002 a Report on Form 8-K was filed containing a joint press release of Alliance Laundry Systems LLC and Alliance Laundry Income Fund regarding the filing of a preliminary prospectus with Canadian security regulators for an initial public offering of trust units, dated October 1, 2002.

On October 9, 2002 a Report on Form 8-K was filed containing a copy of the prospectus of Alliance Laundry Income Fund, dated September 30, 2002. The units of Alliance Laundry Income Trust have not been registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report equivalent to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 6th day of November 2002.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	11-6-02

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-6-02

Alliance Laundry Corp. has duly caused this quarterly report equivalent to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 6th day of November 2002.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	11-6-02

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-6-02

Alliance Laundry Holdings LLC has duly caused this quarterly report equivalent to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 6th day of November 2002.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	11-6-02

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-6-02

CERTIFICATIONS

I, Thomas F. L’Esperance, Chairman and Chief Executive Officer of Alliance Laundry Systems LLC, Alliance Laundry Corporation and Alliance Laundry Holdings LLC, certify that:

1.	I have reviewed this quarterly report on Form 10-Q Equivalent of November 6, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	11-6-02

CERTIFICATIONS

I, Bruce P. Rounds, Vice President, Chief Financial Officer of Alliance Laundry Systems LLC, Alliance Laundry Corporation and Alliance Laundry Holdings LLC, certify that:

1.	I have reviewed this quarterly report on Form 10-Q Equivalent of November 6, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
f)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-6-02