Form 10-Q
period 2007-03-31
ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP
filed 2007-05-11
CIK 1063698, 1063699, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER	333-56857
333-56857-01
333-56857-02

ALLIANCE LAUNDRY HOLDINGS LLC

ALLIANCE LAUNDRY CORPORATION

ALLIANCE LAUNDRY SYSTEMS LLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE DELAWARE DELAWARE	52-2055893 39-1928505 39-1927923
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. BOX 990

RIPON, WISCONSIN 54971-0990

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(920) 748-3121

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of May 11, 2007: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended March 31, 2007

PART I      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,563	$11,221
Accounts receivable, net	24,731	24,523
Inventories, net	60,125	49,746
Beneficial interests in securitized accounts receivable	23,633	28,641
Deferred income tax asset, net	2,963	3,656
Prepaid expenses and other	3,826	4,684

Total current assets	121,841	122,471
Notes receivable, net	3,642	4,018
Property, plant and equipment, net	72,503	73,789
Goodwill	181,329	180,778
Beneficial interests in securitized financial assets	18,544	18,055
Deferred income tax asset, net	9,177	9,177
Debt issuance costs, net	9,785	10,318
Intangible assets, net	151,616	153,108

Total assets	$568,437	$571,714

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$438	$526
Revolving credit facility	—	—
Accounts payable	22,879	21,438
Deferred income tax liability, net	143	216
Other current liabilities	31,380	37,087

Total current liabilities	54,840	59,267
Long-term debt and capital lease obligations:
Senior credit facility	222,000	224,000
Senior subordinated notes	149,453	149,430
Other long-term debt and capital lease obligations	2,136	2,159
Deferred income tax liability, net	6,998	6,939
Other long-term liabilities	11,765	11,935

Total liabilities	447,192	453,730
Commitments and contingencies (see Note 9)
Member(s)’ equity	121,245	117,984

Total liabilities and member(s)’ equity	$568,437	$571,714

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net revenues:
Equipment and service parts	$94,171	$69,979
Equipment financing, net	2,371	1,500

Net revenues	96,542	71,479
Cost of sales	68,440	52,916

Gross profit	28,102	18,563

Selling, general and administrative expense	15,517	12,497
Securitization, impairment and other costs	530	1,828

Total operating expenses	16,047	14,325

Operating income	12,055	4,238
Interest expense	8,336	6,457

Income (loss) before taxes	3,719	(2,219)
Provision (benefit) for income taxes	1,295	(705)

Net income (loss)	$2,424	$(1,514)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$2,424	$(1,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,621	5,867
Non-cash interest expense (income)	283	(368)
Non-cash executive unit compensation	940	1,285
Non-cash trademark impairment	—	1,400
Deferred income taxes	586	(713)
Loss on sale of property, plant and equipment	2	20
Changes in assets and liabilities:
Accounts receivable	113	(661)
Inventories	(10,495)	(11,466)
Other assets	5,582	1,889
Accounts payable	1,467	1,707
Other liabilities	(5,354)	(4,856)

Net cash provided by (used in) operating activities	169	(7,410)

Cash flows used in investing activities:
Additions to property, plant and equipment	(2,024)	(1,400)
Acquisition of businesses, net of cash acquired	(1,725)	—
Proceeds on disposition of assets	1,078	26

Net cash used in investing activities	(2,671)	(1,374)

Cash flows (used in) provided by financing activities:
Principal (payments on) proceeds from long-term debt	(2,132)	1,000
Net increase in revolving line of credit borrowings	—	3,000

Net cash (used in) provided by financing activities	(2,132)	4,000

Effect of exchange rate changes on cash and cash equivalents	(24)	—

Decrease in cash and cash equivalents	(4,658)	(4,784)
Cash and cash equivalents at beginning of period	11,221	5,075

Cash and cash equivalents at end of period	$6,563	$291

Supplemental disclosure of cash flow information:
Cash and cash equivalents paid for interest	$9,503	$9,702
Cash and cash equivalents paid for income taxes	58	8

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Member(s)’ Equity	Minimum Pension Liability and Other Benefits	Unrealized Holding Gain on Residual Interests, Net	Foreign Currency Translation Adjustment	Total Member(s)’ Equity
Balances at December 31, 2005	$94,583	$(751)	$1	$—	$93,833
Net loss	(1,514)	—	—	—	(1,514)

Total comprehensive loss					($1,514)

Balances at March 31, 2006	$93,069	$(751)	$1	$—	$92,319

Balances at December 31, 2006	$116,209	$(25)	$—	$1,800	$117,984
Net income	2,424	—	—	—	2,424
Change in minimum pension liability, net	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	812	812

Total comprehensive income					$3,261

Balances at March 31, 2007	$118,633	$—	$—	$2,612	$121,245

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise indicated)

NOTE 1. BASIS OF PRESENTATION

On January 27, 2005 ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Laundry Holdings LLC, a Delaware limited liability company (“Alliance Holdings”). We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Alliance Acquisition.”

In connection with the closing of the Alliance Acquisition, we issued $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013 (the “Senior Subordinated Notes”), established a $250.0 million senior secured credit facility (the “Senior Credit Facility”) and repaid the $110.0 million aggregate principal amount of our then outstanding 9 5/8% Senior Subordinated Notes due 2008 (the “1998 Senior Subordinated Notes”). We refer to the above financing transactions (the “Financing Transactions”), taken together with the Alliance Acquisition, as the “Transactions.”

On July 14, 2006 we completed the acquisition of Laundry System Group NV’s commercial laundry division operations. See Note 3 “Acquisition and Related Activity” for further discussion.

Throughout this quarterly report, we refer to Alliance Holdings, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” and “us,” unless otherwise indicated. The reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended March 31, 2007 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned subsidiary, Alliance Laundry Systems LLC and its consolidated subsidiaries.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of our financial position and operating results for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in Alliance Holdings’ annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

This report on Form 10-Q for the period ended March 31, 2007 should be read in conjunction with the audited financial statements presented in the Company’s December 31, 2006 Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to its existing asset backed facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a revised exposure draft is anticipated in the second quarter of 2007.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for the Company on January 1, 2007 and did not have any impact on the Company’s consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 have been adopted and did not affect the Company’s consolidated financial statements. See Note 11, “Income Taxes” for further discussion.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007 as the Company does not have publicly traded equity securities. At this time, the impact of adoption of SFAS No. 158 on the Company’s consolidated financial position is being assessed.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure financial instruments and certain other instruments at fair value. SFAS No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

NOTE 3. ACQUISITION AND RELATED ACTIVITY

On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO and Cissell brand names. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (the “European Operations”.) CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $87.0 million, including acquisition costs of approximately $6.0 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $5.0 million. The CLD Acquisition resulted in approximately $40.4 million of goodwill, of which approximately $8.8 million is tax deductible, and $16.8 million of other intangible assets being recognized by the Company. Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $3.2 million of incremental equity contributions from management investors and a $20.3 million equity contribution from OTPP.

The Company believes the addition of CLD’s IPSO and Cissell brands, the addition of CLD’s soft mount washer-extractor product line and having production facilities in Europe will significantly strengthen its ability to participate in the global laundry marketplace.

The sources and uses of funds in connection with the CLD Acquisition are summarized below:

Sources:
Cash from operations	$3,533
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$87,026

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,988
Fees and expenses	5,959
Facility closure reserve	5,002

Total uses	$87,026

We have prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the CLD Acquisition. The preliminary allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount
Current assets, net of cash acquired	$44,117
Property, plant and equipment	14,477
Goodwill	40,384
Other intangible assets	16,781
Debt issuance costs	1,335
Other noncurrent assets	1,296

Total assets	118,390
Current liabilities	18,437
Noncurrent liabilities	12,927

Total liabilities	31,364

Net assets acquired	$87,026

The preliminary allocation of the CLD Acquisition price to intangible assets and associated lives are summarized below:

	Amount	Life
Intangible assets - trademarks and tradenames	$2,977	Indefinite
Intangible assets - Europe customer agreements and distributor network	3,210	20 Years
Intangible assets - U.S. customer agreements and distributor network	1,017	5 Years
Intangible assets - engineering and manufacturing designs and processes	7,777	10 Years
Intangible assets - noncompete agreement	1,723	2 Years
Intangible assets - computer software and other	77	< 3 Years

Total	$16,781

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $9.9 million and European Operations in the amount of $30.5 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million.

Our allocation of purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition is preliminary and subject to refinement as more information relative to the U.S. CLD restructuring costs becomes available. The allocation of purchase price to the assets acquired is expected to be finalized in the second quarter of 2007.

In connection with the CLD Acquisition, the Company has undertaken certain restructurings of the acquired business. The restructuring activities include reductions in staffing levels, elimination of facilities and other costs associated with exiting certain activities of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the CLD Acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company will finalize costs of the restructuring plan for the CLD Acquisition in the second quarter of 2007 and expects the restructuring cost to be approximately $5.0 million.

The following table summarizes the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at March 31, 2007
One-time termination benefits	$2,278	$—	$(259)	$(644)	$1,375
Other labor related costs	116	332	—	(403)	45
Relocation of tooling and equipment	706	—	(196)	(310)	200
Other related expenses	85	124	—	(199)	10

	$3,185	$456	$(455)	$(1,556)	$1,630

On August 8, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the Louisville, Kentucky operations (the “Discontinuation”) and close the Portland, Tennessee facility (the “Closure”). The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. The Company substantially completed the Discontinuation and Closure as of December 31, 2006.

On October 31, 2006 the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximated its carrying value. This transaction was completed in January 2007, and was subject to customary closing conditions.

NOTE 4. RESTRUCTURING AND OTHER ITEMS

Asset Impairment Charge

On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which discontinuance was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge of $1.4 million for impairment in the quarter ending March 31, 2006 for the reduction in the value of the Ajax trademark resulting from such discontinuance. The non-cash impairment charge recorded in the quarter ending March 31, 2006 was a result of the Company’s determination that the best course of action for the Ajax trademark would be to sell this product line to a third party. This amount is recorded within the securitization, impairment and other costs line item of the Condensed Consolidated Statements of Operations.

Costs Associated With Exit or Disposal Activities

On October 12, 2005 the Company committed to a plan to close its Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into its existing Ripon, Wisconsin operations. The Company substantially completed the facility closure and consolidation as of July 30, 2006.

The total cash costs and expenses associated with the Facility closure and transition of product lines to Wisconsin are estimated to be approximately $10.3 million, comprised of (1) approximately $3.2 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.3 million of other related expenses. Of the $10.3 million, $0.7 million was incurred in the quarter ended March 31, 2007, $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred in the period January 28, 2005 through December 31, 2005. The remaining $0.2 million is expected to be incurred in the second quarter of 2007 and relates primarily to continuing Facility costs prior to disposition.

The table below summarizes the costs incurred for each of the specified periods and also summarizes where such costs are reflected in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash costs:
One-time termination benefits and relocation	$323	$298
Other labor related costs	80	593
Relocation of the Facility’s tooling and equipment	103	110
Other related expenses	148	84

Total closure costs	$654	$1,085

Selling, general and administrative expense	$124	$657
Securitization, impairment and other costs	530	428

Total closure costs	$654	$1,085

NOTE 5. ASSET BACKED FACILITY

According to SFAS No. 125 and 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells all of its trade receivables and eligible note receivables to third parties through a special-purpose bankruptcy remote entity designed to meet the SFAS No. 125 and 140 requirements for sale treatment. Accordingly, the Company removes these receivables from its balance sheet at the time of transfer.

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the note receivables sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of note receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Unrealized gains and losses resulting from changes in the estimated fair value of the Company’s retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest in accordance with EITF 99-20.

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of March 31, 2007, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $231.2 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes issued under the Asset Backed Facility will commence amortization and borrowings under the Asset Backed Facility will cease prior to June 27, 2009 upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and over collateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. The Company also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans. Since the servicing fee adequately compensates the Company for the retained servicing rights, the Company does not record a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALERT 2005A are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2005A are accelerated upon an event of default or rapid amortization event described above.

At March 31, 2007 our retained interest in trade accounts receivable sold to ALER 2005 was $23.6 million and our estimated fair value of beneficial interests in notes sold was $18.5 million. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. These estimates are consistent with the methods used as of December 31, 2006.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the three months ended March 31, 2007 are summarized below:

Goodwill
Balance at December 31, 2006	$180,778
Change in CLD Acquisition Goodwill	152
Currency translation	399

Balance at March 31, 2007	$181,329

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete agreements which are amortized over their estimated useful lives of 2 years and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include certain trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but will be subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Amortization expense	$1,691	$1,133

The following is a summary of identifiable intangible assets as of March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,810	$—	$112,810	$112,778	$—	$112,778
Customer agreements and distributor network	30,937	7,410	23,527	30,893	6,491	24,402
Engineering and manufacturing designs and processes	15,704	2,396	13,308	15,601	1,907	13,694
Noncompete agreements	1,796	636	1,160	1,772	406	1,366
Patents	281	16	265	276	14	262
Computer software and other	1,077	531	546	1,075	469	606

	$162,605	$10,989	$151,616	$162,395	$9,287	$153,108

NOTE 7. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following:

	March 31, 2007	December 31, 2006
Materials and purchased parts	$26,325	$21,883
Work in process	6,631	7,155
Finished goods	29,895	23,109
Inventory reserves	(2,726)	(2,401)

	$60,125	$49,746

The Company recorded inventories acquired in the CLD Acquisition at fair market value. This resulted in a net write-up of $3.2 million. This amount was expensed in cost of sales in the third and fourth quarters of 2006 as this inventory was sold.

NOTE 8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On January 25, 2006 the Company received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”), dated January 6, 2006, between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal that commenced January 1, 2007 and a final installment to be paid on December 1, 2010, subject to the covenants of the Agreement. The second promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2009 and a final installment to be paid on December 1, 2010, subject to the covenants of the Agreement. A portion or the entire amount of this second promissory note may be forgiven if the Company meets certain job creation and retention requirements as outlined in the promissory note.

On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit

Agreement under which the Company has outstanding $222.0 million of borrowings at March 31, 2007 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

On July 14, 2006, as a result of the CLD Acquisition, the Company assumed certain capital lease obligations which consist primarily of a capital lease obligation of approximately $1.5 million for a laser cutter in its Wevelgem, Belgium facility. This capital lease commenced in November 2005 and requires monthly payments of approximately $34 thousand through October 2010.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded.

Environmental, Health and Safety Matters

We are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on our business, financial condition and results of operations. The Company believes that its facilities and operations are in material compliance with all environmental, health and safety laws.

NOTE 10. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary entered into the $330.0 million Asset Backed Facility as described in Note 5 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2007 was $30.5 million.

We offer warranties to our customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most parts with certain components extending to five years. Certain customers have elected to buy without warranty coverage. The standard warranty program requires that we replace defective components within a specified time period from the date of installation. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty in accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

We record an estimate for future warranty related costs based on actual historical incident rates and costs per incident trends. Based on an analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While our warranty costs have historically been within our calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of our total product warranty liability were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Balance at beginning of period	$7,194	$4,109
Currency translation adjustment	18	—
Accruals for current and pre-existing warranties issued during the period	1,128	747
Settlements made during the period	(1,053)	(697)

Balance at end of period	$7,287	$4,159

NOTE 11. INCOME TAXES

The income tax provision for the three months ended March 31, 2007 was determined by applying an estimated annual effective income tax rate of 34.8% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the three months ended March 31, 2006 was 31.8%.

There are various factors that may cause our tax assumptions to change in the near term, and as a result the Company may have to increase or decrease its valuation allowance against deferred income tax assets. The Company cannot predict whether future U.S. federal, foreign and state income tax laws and regulations might be passed that could have a material effect on its results of operations. The Company will assess the impact of significant changes to the U.S. federal, foreign and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare its consolidated financial statements when new regulations and legislation are enacted.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in its liability for unrecognized income tax benefits, including interest and penalties. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. The Company did not have any tax liability recorded for unrecognized tax benefits, including interest and penalties, as of January 1, 2007 and March 31, 2007. The Company intends to recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.

During the next twelve months, the Company expects that its unrecognized tax benefits (including interest and penalties) will not change significantly and will not impact the effective rate.

NOTE 12. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three months ended March 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Service cost	$399	$467	$16	$25
Interest cost	894	715	25	27
Expected return on assets	(1,108)	(915)	—	—
Amortization of prior service cost	—	—	(4)	(5)

Net periodic benefit cost	$185	$267	$37	$47

Employer Contributions

We anticipate making a voluntary contribution in 2007 of approximately $1.6 million to our defined benefit pension plan. As of March 31, 2007, no contributions have been made.

NOTE 13. STOCK-BASED COMPENSATION

On January 27, 2005 ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. ALH has granted a total of 127,972 stock options among certain members of management. The granted options entitle the member of management to purchase shares of ALH’s common stock at an option price which averages $101.79 per share, subject to certain requirements. As of March 31, 2007 stock options represented an aggregate of 8.7% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. Sixty-one percent (61%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. The remaining 39% of the options granted are “performance options” that have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH.

A total of 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and ALH granted 7,605 new options to a new member of the executive staff in 2007. No further options have been issued since December 31, 2006 and no options were exercised in the period ended March 31, 2007. Based upon a valuation of all granted stock options we recognized $0.9 million and $1.3 million of compensation expense for the periods ended March 31, 2007 and March 31, 2006, respectively. No expense was recognized for the period ended March 31, 2007 or for the period ended March 31, 2006 for the performance options as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

NOTE 14. SEGMENT INFORMATION

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into three reportable segments. Commercial laundry equipment sales to domestic and international markets, which are serviced by the U.S. operations, are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to our finance program which supports our commercial laundry operations. Our second reportable segment is consumer laundry, which includes sales to domestic and Canadian distributors. Our third reportable segment is our European Operations, which were acquired in the July 14, 2006 CLD Acquisition. Service parts is not considered a separate segment as service operations are required to support both commercial laundry and consumer laundry segments, but service operations could not stand alone and service operations results are not reviewed as a separate operating entity. However, the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, we have therefore chosen to show the service operations separately. Similarly, worldwide eliminations are not considered a reportable segment. However, we do not actively manage or evaluate the worldwide eliminations as a portion of any other segment. For that reason, we have chosen not to commingle these amounts with other actively managed segments.

Our assets and liabilities, including inventory, trade receivables, property, plant and equipment, and accounts payable are not reviewed by segment for commercial laundry, consumer laundry and service parts by management for making operating decisions and assessing performance. Such information would not be useful due to common manufacturing lines and significant shared components across all product lines for commercial laundry, consumer laundry and service parts. Assets are reviewed for the European Operations separate from the Company’s other reportable segments. Assets, capital expenditures and depreciation and amortization have been provided below for U.S. operations separate from European Operations.

The Company’s primary measure of operating performance is gross profit which does not include an allocation of any selling expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for our operating units, the Company does not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance. We do not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments are as follows (in millions):

	Three Months Ended
	March 31, 2007	March 31, 2006
Net Revenues:
Commercial laundry	$62.5	$57.3
Consumer laundry	6.0	3.0
Service parts	13.3	11.2
European operations	21.0	—
Worldwide eliminations	(6.3)	—

	$96.5	$71.5

Gross Profit:
Commercial laundry	$21.7	$19.7
Consumer laundry	(0.1)	(0.1)
Service parts	5.9	4.9
European operations	5.2	—
Worldwide eliminations	0.2	—

	32.9	24.5

Other manufacturing costs	(4.8)	(5.9)

Gross profit as reported	$28.1	$18.6

Depreciation and Amortization:
U.S. Operations	$3.7	$5.9
European Operations	$0.9	$—

Capital Expenditures:
U.S. Operations	$1.7	$1.4
European Operations	$0.3	$—

Assets:
U.S. Operations	$477.1	$464.1
European Operations	$91.3	$—

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 139. SFAS No. 133 as amended requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

The Company recognized a gain reflecting changes in the fair value of interest rate swaps of $0.3 million for the three months ended March 31, 2007 and a gain of $0.1 million for the three months ended March 31, 2006.

During the first quarter of 2007, we entered into foreign exchange contracts with KBC Bank NV and Fortis Bank NV to hedge a portion of our foreign exchange risk related to purchases by Alliance International BVBA from Alliance Laundry Systems LLC. The fair value of these foreign currency exchange contracts, which represents the amount that we would receive upon a settlement of these instruments, was $44 thousand at March 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe that we are a leading designer, manufacturer and marketer in North America of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, and Cissell®, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds. We have been a leader in the North American stand-alone commercial laundry equipment industry for more than ten years. With the addition of our European Operations and Alliance Laundry’s export sales to Europe, we believe that we are also a leader in the European stand-alone commercial laundry equipment industry.

The North American stand-alone commercial laundry equipment industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. With economic conditions having limited effect on the frequency of use, and therefore the useful life of laundry equipment, industry revenues have been relatively stable over time. Similarly, with a majority of our revenues generated by recurring sales of replacement equipment and service parts, we have experienced stable revenues even during economic slowdowns.

We have achieved steady revenues by building an extensive and loyal distribution network for our products, establishing a significant installed base of units and developing and offering a full innovative product line. As a result of our large installed base, a significant majority of our revenue is attributable to replacement sales of equipment and service parts.

We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We anticipate growth in demand for commercial laundry equipment in international markets as well, especially in developing countries where laundry processing has historically been far less sophisticated than in North America. In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. Customers are also moving towards equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating costs.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. All dollar amounts are in thousands unless otherwise indicated.

RECENT DEVELOPMENTS

CLD Acquisition. On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s commercial laundry division (“CLD”) operations. Our results of operations for the three months ended March 31, 2007 include the acquired business’ performance. The comparative period for the three months ended March 31, 2006 does not include the acquired business’ performance.

Louisville, Kentucky Discontinuation and Portland, Tennessee Closure. On August 8, 2006 the Board of Directors of ALH resolved to discontinue the Louisville, Kentucky operations (the “Discontinuation”) and close the Portland, Tennessee facility (the “Closure”). The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. The Company substantially completed the Discontinuation and Closure as of December 31, 2006.

The following table summarizes the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at March 31, 2007
One-time termination benefits	$2,278	$—	$(259)	$(644)	$1,375
Other labor related costs	116	332	—	(403)	45
Relocation of tooling and equipment	706	—	(196)	(310)	200
Other related expenses	85	124	—	(199)	10

	$3,185	$456	$(455)	$(1,556)	$1,630

On October 31, 2006 the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximated its carrying value. This transaction was completed in January 2007, and was subject to customary closing conditions.

Credit Agreement Amendment. On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement under which the Company has outstanding $222.0 million of borrowings at March 31, 2007 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

Marianna Facility Consolidation. On October 12, 2005 we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into the Company’s existing Ripon, Wisconsin operations. The facility closure and transition was completed in 2006. The decision was based on an analysis of each facility’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. We believe that efficiencies are being gained with the consolidation of the design and manufacturing of all of our U.S. based product lines within our Ripon, Wisconsin operations. For additional information about the Marianna, Florida facility closure, see the discussion under Note 4 to the Financial Statements – “Restructuring and other Items.”

RESULTS OF OPERATIONS

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Dollars in millions)
Net revenues:
Commercial laundry	$62.5	$57.3
Consumer laundry	6.0	3.0
Service parts	13.3	11.2
European Operations	21.0	—
Worldwide eliminations	(6.3)	—

	$96.5	$71.5

Net revenues. Net revenues for the quarter ended March 31, 2007 increased $25.1 million, or 35.1%, to $96.5 million from $71.5 million for the quarter ended March 31, 2006. This increase was attributable to higher commercial laundry revenues of $5.3 million, higher consumer laundry revenue of $3.0 million, higher service parts revenue of $2.1 million and CLD Acquisition related sales of $21.0 million from the European Operations offset by $6.3 million of worldwide sales eliminations. The increase in commercial laundry revenues includes $2.6 million of net sales resulting from the acquisition of CLD’s U.S. operations, $1.1 million of higher North American commercial equipment revenue, $0.7 million of higher international revenue, and $0.9 million of higher earnings from our off-balance sheet equipment financing program. Base business revenue, which excludes revenues from the CLD Acquisition, for North America was lower for the discontinued Ajax equipment product line, with revenue increases for coin-operated and on-premise laundry and minimal change in sales to multi-housing customers. Revenue for international customers was higher in Europe and Latin America, but lower for Asia. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The increase in service parts revenue includes $1.7 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $2.6 million for the base business.

Gross profit. Gross profit for the quarter ended March 31, 2007 increased $9.5 million, or 51.4%, to $28.1 million from $18.6 million for the quarter ended March 31, 2006. This increase was primarily due to CLD Acquisition related gross profit of $5.6 million from the European Operations, $0.8 million of gross profit resulting from CLD’s U.S. operations and $1.0 million of margins related to the higher service parts sales. Additionally, within the base business, gross profit increased due to $2.6 million of price increases, $0.9 million of margins from increased sales volume, $2.1 million of lower depreciation expense and $0.9 million of higher earnings from our off-balance sheet equipment financing program. These increases in gross profit were offset by $4.4 million of higher raw material costs, warranty expense and product distribution costs within the base business. Gross profit as a percentage of net revenues increased to 29.1% for the quarter ended March 31, 2007 from 26.0% for the quarter ended March 31, 2006.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended March 31, 2007 increased $3.0 million, or 24.2%, to $15.5 million from $12.5 million for the quarter ended March 31, 2006. The increase in selling, general and administrative expense was due primarily to approximately $3.6 million of selling, general and administrative expense resulting from the CLD Acquisition. Selling, general and administrative expense for the quarter ended March 31, 2007 includes $0.1 million of costs related to the transfer of production lines from Marianna, Florida to Ripon, Wisconsin, compared to $0.7 million of similar costs for the quarter ended March 31, 2006. As a result of these factors, selling, general and administrative expense as a percentage of net revenues decreased to 16.1% for the quarter ended March 31, 2007 as compared to 17.5% for the quarter ended March 31, 2006.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended March 31, 2007 decreased $1.3 million, or 71.0%, to $0.5 million from $1.8 million for the quarter ended March 31, 2006. Securitization, impairment and other costs for the quarter ended March 31, 2006 included a $1.4 million impairment charge related to a reduction in value of the Ajax trademark and $0.4 million related to Marianna plant closure costs. Securitization, impairment and other costs for the quarter ended March 31, 2007 includes $0.5 million related to Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues decreased to 0.5% for the quarter ended March 31, 2007 as compared to 2.6% for the quarter ended March 31, 2006.

Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2007 increased $7.9 million, to operating income of $12.1 million compared to $4.2 million for the quarter ended March 31, 2006. Operating income as a percentage of net revenues increased to 12.5% for the quarter ended March 31, 2007 as compared to 5.9% for the quarter ended March 31, 2006.

Interest expense. Interest expense for the quarter ended March 31, 2007 increased $1.9 million, or 29.1%, to $8.3 million from $6.5 million for the quarter ended March 31, 2006. Interest expense in 2007 includes an unfavorable non-cash adjustment of $0.3 million to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2006 interest expense included a favorable non-cash adjustment of $0.4 million. The remaining interest expense increase of $1.2 million was primarily attributable to higher interest rates for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 and interest related to an increase in the amount outstanding under our Senior Credit Facility to fund the CLD Acquisition. Interest expense as a percentage of net revenues decreased to 8.6% for the quarter ended March 31, 2007 as compared to 9.0% for the quarter ended March 31, 2006.

Income tax provision. The provision for income taxes for the quarter ended March 31, 2007 was $1.3 million, as compared to a benefit of $0.7 million for the quarter ended March 31, 2006. The effective income tax rate was 34.8% for the quarter ended March 31, 2007 as compared to 31.8% for the quarter ended March 31, 2006.

Net income. As a result of the foregoing, our net income for the quarter ended March 31, 2007 was $2.4 million as compared to a net loss of $1.5 million for the quarter ended March 31, 2006. Net income as a percentage of net revenues for the quarter ended March 31, 2007 was a positive 2.5% as compared to a negative 2.1% for the quarter ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2007 will not exceed $10.0 million. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the $60.0 million of additional term loans received in July of 2006, and after giving effect to the scheduled payments and $1.4 million of voluntary prepayments made year to date through March 31, 2007, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2007	$93	$317	$410
2008	1,814	445	2,259
2009	2,651	452	3,103
2010	2,623	388	3,011
2011	2,260	4	2,264
Thereafter	363,527	—	363,527

	$372,968	$1,606	$374,574

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility (approximately $222.0 million at March 31, 2007) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At March 31, 2007, there were no borrowings under our Revolving Credit Facility. At March 31, 2007 letters of credit issued on our behalf under the Revolving Credit Facility totaled $33.4 million. At March 31, 2007 we had $21.6 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $21.6 million at March 31, 2007 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 5.75 at March 31, 2007. We are in compliance with this and all other debt related covenants as of March 31, 2007. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility, after giving effect to the $60.0 million of additional term loans received in July of 2006, is repayable in the following aggregate annual amounts:

Year	Amount Due
2007	$—
2008	1,695
2009	2,260
2010	2,260
2011	2,260
Thereafter	213,525

$222,000

The Senior Credit Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Our Asset Backed Facility provides for a total of $330.0 million in off-balance sheet financing for trade receivables and equipment loans. We have structured, and intend to continue to structure, the finance programs in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 5.75 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.00 to 1.00. As of March 31, 2007 our Consolidated Total Debt to Adjusted EBITDA ratio was 5.36 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.37 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended March 31, 2007.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended				Total
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
EBITDA	$10,591	$10,541	$16,670	$16,143	$53,945
Deemed prior quarters for CLD Acquisition (a)	2,800	—	—	—	2,800
Finance program adjustments (b)	750	(1,150)	—	(822)	(1,222)
Other non-recurring charges (c)	3,505	2,815	1,181	751	8,252
Other non-cash charges (d)	524	2,777	758	940	4,999
Other expense (e)	360	120	—	—	480

Adjusted EBITDA	$18,530	$15,103	$18,609	$17,012	$69,254

					March 31, 2007
Revolving Credit Facility					$—
Senior Credit Facility					222,000
Senior Subordinated Notes					149,453
Other long-term debt and capital lease obligations					2,574
Unrestricted cash held by foreign subsidiaries (f)					(3,000)

Consolidated Total Debt					$371,027

Consolidated Total Debt to Adjusted EBITDA					5.36

	Quarter Ended				Total
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
Interest expense	$6,785	$9,591	$8,344	$8,336	$33,056
Non-cash interest	(285)	(1,574)	(644)	(816)	(3,319)
Cash interest on letters of credit	(210)	(217)	(221)	(227)	(875)
Interest income	61	65	103	89	318

Consolidated Cash Interest Expense	$6,351	$7,865	$7,582	$7,382	$29,180

Adjusted EBITDA to Consolidated Cash Interest Expense					2.37

(a)	As provided for in the Amendment, Adjusted EBITDA for the quarter ended June 30, 2006 has been increased by $2.8 million, which amount has been deemed to constitute the quarterly Adjusted EBITDA of the subsidiaries and assets acquired with CLD Acquisition.

(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.

(c)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $4.8 million of costs associated with the closure of the Marianna, Florida production facility which are included in the securitization, impairment and other costs line of our Consolidated Statements of Operations, $2.5 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin which are included in the selling, general and administrative expense line of our Consolidated Statements of Operations and a periodic accrual of $1.0 million under the one time retention bonus agreement with certain management employees. Under the retention bonus agreements, the executives were entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Alliance Acquisition. These amounts, totaling $2.3 million were paid to the named executives in the quarter ended March 31, 2007.

(d)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $3.2 million of costs associated with the inventory step-up to fair market value recorded at the CLD Acquisition date, which are included in the cost of sales line of our Consolidated Statements of Operations, $1.0 million of non-cash impairment charges related to the Ajax trademark, which are included in the securitization, impairment and other costs line of our Consolidated Statements of Operations and $0.8 million of non-cash incentive compensation expense related to management incentive stock options, which is included in the selling, general and administrative expense line of our Consolidated Statements of Operations.

(e)	Other expense is described as follows:

•

Other expense consists of $0.5 million of mark to market losses for two foreign exchange hedge agreements entered to control the foreign exchange risk associated with the initial acquisition price of CLD, which is included in the other expense line of our Consolidated Statements of Operations.

(f)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), a trust formed by Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”) a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. We will sell or contribute all of the trade receivables and certain of the equipment loans that we originate to ALER 2005, which in turn will transfer them to the trust.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of March 31, 2007, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $231.2 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Asset Backed Facility primary documents; (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2005A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2007 was $30.5 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash provided by operating activities for the three months ended March 31, 2007 of $0.2 million was driven by cash generated by operations of $8.9 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $8.7 million. Cash provided by operations included $0.7 million of costs associated with the closure of the Marianna, Florida facility and the transfer of production lines to the Ripon, Wisconsin facility. Working capital requirements for the three months ended March 31, 2007 increased for inventories, with a decrease in working capital for current liabilities and beneficial interests in securitized accounts receivable. The working capital investment in inventories at March 31, 2007 of $60.1 million increased $10.4 million as compared to the balance of $49.7 million at December 31, 2006 due to seasonal inventory increases, purchases of raw materials at special pricing and reductions in consigned inventory arrangements. Other current liabilities decreased $5.7 million due to the payment of executive retention bonuses, management incentive bonuses and semi-annual interest payments on the Senior Subordinated Notes during the quarter ended March 31, 2007. The working capital investment in beneficial interests in securitized accounts receivable decreased $5.0 million due to a decrease in the total trade receivables available to sell into the Asset Backed Facility as compared to December 31, 2006.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2007 and March 31, 2006 were $2.0 million and $1.4 million, respectively. Capital spending in the first three months of 2007 was principally oriented toward Ripon, Wisconsin space requirements for acquired service part inventories, computer infrastructure requirements and product enhancements. Capital spending in the first three months of 2006 was principally oriented toward the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, product enhancements and computer purchases.

Proceeds on disposition of assets within the consolidated statements of cash flows for the three months ended March 31, 2007 includes $0.8 million of proceeds from the sale of the Portland, Tennessee facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a new exposure draft is anticipated in the second quarter of 2007.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for us on January 1, 2007 and did not have any impact on our consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 have been adopted and did not affect our consolidated financial statements. See Note 11, “Income Taxes” for further discussion.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007 as we do not have publicly traded equity securities. At this time, the impact of adoption of SFAS No. 158 on our consolidated financial position is being assessed.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure financial instruments and certain other instruments at fair value. SFAS No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. SFAS No. 159 is effective for the Company on January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time we may enter into derivative financial instruments to hedge our interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposures. We do not enter into derivatives for speculative purposes. There have been no material changes in our market risk exposures as compared to those discussed in our Annual Report on Form 10-K (file no. 333-56857), except as noted below.

Effective March 4, 2005 we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $0.3 million during the three months ended March 31, 2007. The fair value of this interest rate swap agreement, which represents the amount that we would receive upon a settlement of this instrument, was $0.9 million at March 31, 2007.

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid nine thousand dollars during the three months ended March 31, 2007. The fair value of this interest rate swap agreement, which represents the amount that we would pay upon a settlement of this instrument, was $0.2 million at March 31, 2007.

During the first quarter of 2007, we entered into foreign exchange contracts with KBC Bank NV and Fortis Bank NV to hedge a portion of our foreign exchange risk related to purchases by Alliance International BVBA from Alliance Laundry Systems LLC. The fair value of these foreign currency exchange contracts, which represents the amount that we would receive upon a settlement of these instruments, was $44 thousand at March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

(a) We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective for the purposes set forth in the definition thereof in Exchange Act Rule 15d-15(e).

(b) There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 9 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may”, “plan”, “seek”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K (file no. 333-56857). In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 9 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors. No material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer and President	5-11-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer and Chief Accounting Officer	5-11-07

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer and President	5-11-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer and Chief Accounting Officer	5-11-07

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer and President	5-11-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer and Chief Accounting Officer	5-11-07