Form 10-Q/A
period 2007-03-31
ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP
filed 2007-10-26
CIK 1063698, 1063699, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER	333-56857
333-56857-01
333-56857-02

ALLIANCE LAUNDRY HOLDINGS LLC

ALLIANCE LAUNDRY CORPORATION

ALLIANCE LAUNDRY SYSTEMS LLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2055893
DELAWARE	39-1928505
DELAWARE	39-1927923
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of October 26, 2007: 1,000 shares.

Explanatory Note

We are filing this Amendment No. 1 to Alliance Laundry Holdings LLC’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2007, which was originally filed with the Securities and Exchange Commission (the SEC) on May 11, 2007 (the Original Form 10-Q), to reflect the restatement of our Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006; our Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006; and our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006, and the related notes.

We disclosed the underlying cause of errors necessitating the restatement and the decision to restate this information in our Current Reports on Form 8-K which were filed with the SEC on August 15, 2007, September 5, 2007, September 11, 2007, and September 27, 2007. The decision to restate was based on the findings of internal investigations conducted by our management and the Audit Committee of the Board of Directors. This Form 10-Q/A contains more information about these restatements in Note 2 “Restatement of Financial Statements,” which accompanies the condensed consolidated financial statements in Item 1 of this report. Additionally, more information regarding the external investigation referred to in the Form 8-K filed with the SEC on August 15, 2007 is included in Item 3 of Form 10-K/A filed with the SEC on October 26, 2007.

The Company filed an amendment on Form 10-K/A as of and for the year ended December 31, 2006, on October 26, 2007, to reflect the restatement of the 2006 consolidated financial statements.

Although this Form 10-Q/A contains the Original Form 10-Q in its entirety, it amends and restates only Items 1, 2 and 4 of Part I and Exhibits 31.1, 31.2, 32.1 and 32.2, as referred to in Item 6 of Part II of the Original Form 10-Q, in each case solely as a result of, and to reflect, the restatement. No other information in the Original Form 10-Q is amended hereby. The sections of our previously filed Form 10-Q affected by the restatement should no longer be relied upon. In addition, this Form 10-Q/A has been repaginated and references to “Form 10-Q” have been revised to refer to “Form 10-Q/A.”

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of May 11, 2007, and we have not updated or modified the disclosures herein for events that occurred after that date. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have been or will be addressed in the Form 10-Q report for the quarterly period ended June 30, 2007, which we expect to file on or before November 13, 2007, and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-Q.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q/A

For The Quarterly Period Ended March 31, 2007

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2007 (Restated)	December 31, 2006 (Restated)
Assets
Current assets:
Cash and cash equivalents	$6,563	$11,221
Accounts receivable, net	24,731	24,523
Inventories, net	61,011	51,915
Beneficial interests in securitized accounts receivable	23,633	28,641
Deferred income tax asset, net	2,997	3,202
Prepaid expenses and other	3,826	4,804

Total current assets	122,761	124,306
Notes receivable, net	3,642	4,018
Property, plant and equipment, net	72,503	73,789
Goodwill	180,820	180,269
Beneficial interests in securitized financial assets	18,544	18,055
Deferred income tax asset, net	10,677	10,677
Debt issuance costs, net	9,785	10,318
Intangible assets, net	151,397	152,890

Total assets	$570,129	$574,322

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$438	$526
Revolving credit facility	—	—
Accounts payable	29,010	27,636
Deferred income tax liability, net	143	216
Other current liabilities	31,380	37,085

Total current liabilities	60,971	65,463
Long-term debt and capital lease obligations:
Senior credit facility	222,000	224,000
Senior subordinated notes	149,453	149,430
Other long-term debt and capital lease obligations	2,136	2,159
Deferred income tax liability, net	6,196	6,137
Other long-term liabilities	10,603	10,742

Total liabilities	451,359	457,931
Commitments and contingencies (see Note 10)
Member(s)’ equity	118,770	116,391

Total liabilities and member(s)’ equity	$570,129	$574,322

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2007 (Restated)	March 31, 2006 (Restated)
Net revenues:
Equipment and service parts	$94,171	$69,979
Equipment financing, net	2,371	1,500

Net revenues	96,542	71,479
Cost of sales	69,776	54,010

Gross profit	26,766	17,469

Selling, general and administrative expense	15,551	12,164
Securitization, impairment and other costs	530	1,828

Total operating expenses	16,081	13,992

Operating income	10,685	3,477
Interest expense	8,336	6,457

Income (loss) before taxes	2,349	(2,980)
Provision (benefit) for income taxes	807	(994)

Net income (loss)	$1,542	$(1,986)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2007 (Restated)	March 31, 2006 (Restated)
Cash flows from operating activities:
Net income (loss)	$1,542	$(1,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,621	5,867
Non-cash interest expense (income)	283	(368)
Non-cash executive unit compensation	972	952
Non-cash trademark impairment	—	1,400
Deferred income taxes	98	(1,002)
Loss on sale of property, plant and equipment	2	20
Changes in assets and liabilities:
Accounts receivable	(270)	(661)
Inventories	(9,211)	(12,692)
Other assets	6,086	1,889
Accounts payable	1,400	4,027
Other liabilities	(5,354)	(4,856)

Net cash provided by (used in) operating activities	169	(7,410)

Cash flows used in investing activities:
Additions to property, plant and equipment	(2,024)	(1,400)
Acquisition of businesses, net of cash acquired	(1,725)	—
Proceeds on disposition of assets	1,078	26

Net cash used in investing activities	(2,671)	(1,374)

Cash flows (used in) provided by financing activities:
Principal (payments on) proceeds from long-term debt	(2,132)	1,000
Net increase in revolving line of credit borrowings	—	3,000

Net cash (used in) provided by financing activities	(2,132)	4,000

Effect of exchange rate changes on cash and cash equivalents	(24)	—

Decrease in cash and cash equivalents	(4,658)	(4,784)
Cash and cash equivalents at beginning of period	11,221	5,075

Cash and cash equivalents at end of period	$6,563	$291

Supplemental disclosure of cash flow information:
Cash and cash equivalents paid for interest	$9,518	$9,702
Cash and cash equivalents paid for income taxes	58	31

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Member(s)’ Equity	Minimum Pension Liability and Other Benefits	Unrealized Holding Gain on Residual Interests, Net	Foreign Currency Translation Adjustment	Total Member(s)’ Equity
Balances at December 31, 2005	$94,583	$(751)	$1	$—	$93,833
Net loss (Restated)	(1,986)	—	—	—	(1,986)

Total comprehensive loss (Restated)					$(1,986)

Balances at March 31, 2006 (Restated)	$92,597	$(751)	$1	$—	$91,847

Balances at December 31, 2006 (Restated)	$114,616	$(25)	$—	$1,800	$116,391
Net income (Restated)	1,542	—	—	—	1,542
Change in minimum pension liability, net	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	812	812

Total comprehensive income (Restated)					$2,379

Balances at March 31, 2007 (Restated)	$116,158	$—	$—	$2,612	$118,770

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise indicated)

NOTE 1. BASIS OF PRESENTATION

The Company restated its consolidated financial statements as of and for the year ended December 31, 2006 and the condensed consolidated financial statement as of and for the quarter ended March 31, 2007. See Note 2, “Restatement of Financial Statements,” for a discussion of the nature of the restatement adjustments and the impact on previously issued financial statements.

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

On July 14, 2006 we completed the acquisition of Laundry System Group NV’s commercial laundry division operations. See Note 4 “Acquisition and Related Activity” for further discussion.

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

These interim financial statements have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in Alliance Holdings’ annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position and operating results for the interim periods presented. See Note 2 for a description of the restatements as of and for the year ended December 31, 2006 and as of and for the quarters ended March 31, 2007 and March 31, 2006. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This report on Form 10-Q/A for the period ended March 31, 2007 should be read in conjunction with the audited consolidated financial statements and notes thereto presented in the Company’s December 31, 2006 Annual Report on Form 10-K/A (file no. 333-56857) filed with the SEC.

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

In August 2007, the Company identified errors in its reconciliation of unvouched payables which resulted in the understatement of the Company’s liabilities. An internal investigation was conducted by the Company’s management and the Audit Committee of the Board of Directors. Based on the results of that investigation, the Company determined that there were errors related to the accounting for unvouched payables and related transactions impacting inventory and cost of goods sold. Based upon the results of the internal investigation, the Company made the decision to restate its consolidated financial statements as of and for the year ended December 31, 2006 and the condensed consolidated financial statements as of and for the period ended March 31, 2007. The restatement also reflects certain entries that the Company determined, while not individually or in the aggregate material to the periods in which they were recorded or to the relevant periods, are now required to be recorded in the prior period to which they relate. The nature and impact of these adjustments are described below and in the following tables.

The effect of the restatements relate to the following areas within the Condensed Consolidated Balance Sheet (“Balance Sheet”) and Condensed Consolidated Statement of Operations (“Statement of Operations”). The correction of unvouched payables errors resulted in increases to the Company’s inventory and accounts payable and reductions in other long-term liabilities within the Balance Sheet and resulted in increased cost of sales and reduced non-cash incentive compensation expense within selling, general and administrative expenses in the Statement of Operations. The reductions in other long-term liabilities and selling, general and administrative expenses are primarily due to reduced non-cash incentive compensation expense of $1.2 million resulting from a reduced value of the options which is calculated based upon financial measurements which have changed as a result of the restatement. The tax effect of the above adjustments affected the current and non-current deferred income tax assets within the Balance Sheet and affected the (benefit) provision for income taxes in the Statement of Operations.

Additionally, an adjustment related to the purchase accounting for intangible assets acquired in the CLD Acquisition was recorded in the restated financial statements at December 31, 2006. This adjustment decreased goodwill by $0.5 million, decreased intangible assets by $0.2 million, and decreased non-current deferred income tax liabilities by $0.8 million in the Consolidated Balance Sheet and decreased amortization expense by $0.1 million which was reflected in selling, general and administrative expenses of the Statement of Operations. See Note 4, “CLD Acquisition and Related Activity,” for further discussion.

As a result of the restatement, the Company obtained an amendment and waiver to its Senior Credit Facility. See Note 9, “Debt,” for further discussion.

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2007:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands)

	March 31, 2007
	As Previously Reported	Effect of Restatement	Restated
Assets
Current assets:
Cash and cash equivalents	$6,563	$—	$6,563
Accounts receivable, net	24,731	—	24,731
Inventories, net	60,125	886	61,011
Beneficial interests in securitized accounts receivable	23,633	—	23,633
Deferred income tax asset, net	2,963	34	2,997
Prepaid expenses and other	3,826	—	3,826

Total current assets	121,841	920	122,761
Notes receivable, net	3,642	—	3,642
Property, plant and equipment, net	72,503	—	72,503
Goodwill	181,329	(509)	180,820
Beneficial interests in securitized financial assets	18,544	—	18,544
Deferred income tax asset, net	9,177	1,500	10,677
Debt issuance costs, net	9,785	—	9,785
Intangible assets, net	151,616	(219)	151,397

Total assets	$568,437	$1,692	$570,129

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$438	$—	$438
Revolving credit facility	—	—	—
Accounts payable	22,879	6,131	29,010
Deferred income tax liability, net	143	—	143
Other current liabilities	31,380	—	31,380

Total current liabilities	54,840	6,131	60,971
Long-term debt and capital lease obligations:
Senior credit facility	222,000	—	222,000
Senior subordinated notes	149,453	—	149,453
Other long-term debt and capital lease obligations	2,136	—	2,136
Deferred income tax liability, net	6,998	(802)	6,196
Other long-term liabilities	11,765	(1,162)	10,603

Total liabilities	447,192	4,167	451,359
Commitments and contingencies (see Note 10)
Member(s)’ equity	121,245	(2,475)	118,770

Total liabilities and member(s)’ equity	$568,437	$1,692	$570,129

The following table presents the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and March 31, 2006, reflecting the impact of the restatement:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated
Net revenues:
Equipment and service parts	$94,171	$—	$94,171	$69,979	$—	$69,979
Equipment financing, net	2,371	—	2,371	1,500	—	1,500

Net revenues	96,542	—	96,542	71,479	—	71,479
Cost of sales	68,440	1,336	69,776	52,916	1,094	54,010

Gross profit	28,102	(1,336)	26,766	18,563	(1,094)	17,469

Selling, general and administrative expense	15,517	34	15,551	12,497	(333)	12,164
Securitization, impairment and other costs	530	—	530	1,828	—	1,828

Total operating expenses	16,047	34	16,081	14,325	(333)	13,992

Operating income	12,055	(1,370)	10,685	4,238	(761)	3,477
Interest expense	8,336	—	8,336	6,457	—	6,457

Income (loss) before taxes	3,719	(1,370)	2,349	(2,219)	(761)	(2,980)
Provision (benefit) for income taxes	1,295	(488)	807	(705)	(289)	(994)

Net income (loss)	$2,424	$(882)	$1,542	$(1,514)	$(472)	$(1,986)

The following table presents the major subtotals for the Company’s unaudited Condensed Consolidated Statements of Cash Flows and the related impact of the restatement adjustments discussed above for the three months ended March 31, 2007 and March 31, 2006:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	As Previously Reported	Restated	As Previously Reported	Restated
Net cash provided by (used in):
Operating activities	$169	$169	$(7,410)	$(7,410)
Investing activities	(2,671)	(2,671)	(1,374)	(1,374)
Financing activities	(2,132)	(2,132)	4,000	4,000
Effect of exchange rate changes on cash and cash equivalents	(24)	(24)	—	—

Net change in cash and cash equivalents	(4,658)	(4,658)	(4,784)	(4,784)
Cash and cash equivalents, beginning of year	11,221	11,221	5,075	5,075

Cash and cash equivalents, end of year	$6,563	$6,563	$291	$291

The following table presents the unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2007 and March 31, 2006, reflecting the impact of the restatement:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	As Previously Reported	Restated	As Previously Reported	Restated
Net income (loss)	$2,424	$1,542	$(1,514)	$(1,986)
Change in minimum pension liability and other benefits, net	25	25	—	—
Foreign currency translation adjustment	812	812	—	—

Total comprehensive income (loss)	$3,261	$2,379	$(1,514)	$(1,986)

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 have been adopted and did not affect the Company’s consolidated financial statements. See Note 12, “Income Taxes” for further discussion.

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

NOTE 4. ACQUISITION AND RELATED ACTIVITY

On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO and Cissell brand names. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (the “European Operations”). CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $87.0 million, including acquisition costs of approximately $6.0 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $5.0 million. The CLD Acquisition resulted in approximately $39.9 million of goodwill, of which approximately $7.4 million is tax deductible, and $16.5 million of other intangible assets being recognized by the Company. Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

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

We have prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the CLD Acquisition. The preliminary allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount (Restated)
Current assets, net of cash acquired	$44,117
Property, plant and equipment	14,477
Goodwill	39,889
Other intangible assets	16,458
Debt issuance costs	1,335
Other noncurrent assets	1,296

Total assets	117,572

Current liabilities	18,437
Noncurrent liabilities	12,109

Total liabilities	30,546

Net assets acquired	$87,026

The preliminary allocation of the CLD Acquisition price to intangible assets and associated lives are summarized below:

	Amount (Restated)	Life
Intangible assets - trademarks and tradenames	$2,977	Indefinite
Intangible assets - Europe customer agreements and distributor network	3,210	20 Years
Intangible assets - U.S. customer agreements and distributor network	1,017	5 Years
Intangible assets - engineering and manufacturing designs and processes	7,454	6.5 Years
Intangible assets - noncompete agreement	1,723	2 Years
Intangible assets - computer software and other	77	< 3 Years

Total	$16,458

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $9.9 million and European Operations in the amount of $30.0 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million.

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

NOTE 5. RESTRUCTURING AND OTHER ITEMS

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

NOTE 6. ASSET BACKED FACILITY

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

NOTE 7. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the three months ended March 31, 2007 are summarized below:

Goodwill (Restated)
Balance at December 31, 2006	$180,269
Change in CLD Acquisition Goodwill	212
Currency translation	339

Balance at March 31, 2007	$180,820

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete agreements which are amortized over their estimated useful lives of 2 years and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include certain trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but will be subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, intangible assets and amortization expense have been adjusted as part of the Restatement of financial statements as of and for the year ended December 31, 2006 and as of and for the quarter ended March 31, 2007. See Note 2, “Restatement of Financial Statements,” for further discussion.

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended
	March 31, 2007 (Restated)	March 31, 2006
Amortization expense	$1,691	$1,133

The following is a summary of identifiable intangible assets as of March 31, 2007 and December 31, 2006:

	March 31, 2007 (Restated)			December 31, 2006 (Restated)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,810	$—	$112,810	$112,778	$—	$112,778
Customer agreements and distributor network	30,937	7,410	23,527	30,893	6,491	24,402
Engineering and manufacturing designs and processes	15,372	2,283	13,089	15,269	1,793	13,476
Noncompete agreements	1,796	636	1,160	1,772	406	1,366
Patents	281	16	265	276	14	262
Computer software and other	1,077	531	546	1,075	469	606

	$162,273	$10,876	$151,397	$162,063	$9,173	$152,890

NOTE 8. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following:

	March 31, 2007 (Restated)	December 31, 2006 (Restated)
Materials and purchased parts	$26,734	$23,127
Work in process	7,042	7,826
Finished goods	29,961	23,363
Inventory reserves	(2,726)	(2,401)

	$61,011	$51,915

The Company recorded inventories acquired in the CLD Acquisition at fair market value. This resulted in a net write-up of $3.2 million. This amount was expensed in cost of sales in the third and fourth quarters of 2006 as this inventory was sold. Inventory has been adjusted as part of the Restatement of financial statements at December 31, 2006 and at March 31, 2007. See Note 2, “Restatement of Financial Statements,” for further discussion.

NOTE 9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

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

On September 10, 2007, the Company, entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waives, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007. Waivers related to defaults arising from any potential restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007, are not subject to expiration.

The Amendment and Waiver also increases the consolidated leverage ratio used in the Senior Credit Facility by 0.25 from 5.75 to 1.00 to 6.00 to 1.00 for the fiscal period ended June 30, 2007. The Amendment and Waiver also provides a 25 basis point increase in the applicable interest rate under the Senior Credit Facility (subject to adjustment for certain ratings events) and provides for a 1% prepayment fee in the event the term loans under the Senior Credit Facility are refinanced at a lower rate during the twelve months following the effective date of the Amendment and Waiver.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 11. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary entered into the $330.0 million Asset Backed Facility as described in Note 6 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2007 was $30.5 million.

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

NOTE 12. INCOME TAXES

The income tax provision for the three months ended March 31, 2007 was determined by applying an estimated annual effective income tax rate of 34.4% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the three months ended March 31, 2006 was 33.4%.

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

Pre-tax loss, tax provision (benefit) and deferred income tax assets and liabilities have been adjusted as part of the Restatement of financial statements as of and for the year ended December 31, 2006 and for the quarter ended March 31, 2007. See Note 2, “Restatement of Financial Statements,” for further discussion.

During the next twelve months, the Company expects that its unrecognized tax benefits (including interest and penalties) will not change significantly and will not impact the effective rate.

NOTE 13. EMPLOYEE BENEFIT PLANS

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

NOTE 14. STOCK-BASED COMPENSATION

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

A total of 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and ALH granted 7,605 new options to a new member of the executive staff in 2007. No further options have been issued since December 31, 2006 and no options were exercised in the period ended March 31, 2007. Based upon a valuation of all granted stock options we recognized $1.0 million and $1.0 million of compensation expense for the periods ended March 31, 2007 and March 31, 2006, respectively. No expense was recognized for the period ended March 31, 2007 or for the period ended March 31, 2006 for the performance options as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained. Stock based compensation expense has been adjusted as part of the Restatement of financial statements for the quarters ended March 31, 2006 and March 31, 2007. See Note 2, “Restatement of Financial Statements,” for further discussion.

NOTE 15. SEGMENT INFORMATION

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

	Three Months Ended
	March 31, 2007 (Restated)	March 31, 2006 (Restated)
Net Revenues:
Commercial laundry	$62.5	$57.3
Consumer laundry	6.0	3.0
Service parts	13.3	11.2
European operations	21.0	—
Worldwide eliminations	(6.3)	—

	$96.5	$71.5

Gross Profit:
Commercial laundry	$21.7	$19.7
Consumer laundry	(0.1)	(0.1)
Service parts	5.9	4.9
European operations	5.2	—
Worldwide eliminations	0.2	—

	32.9	24.5
Other manufacturing costs	(6.1)	(7.0)

Gross profit as reported	$26.8	$17.5

Depreciation and Amortization:
U.S. Operations	$3.7	$5.9
European Operations	$0.9	$—

Capital Expenditures:
U.S. Operations	$1.7	$1.4
European Operations	$0.3	$—

Assets:
U.S. Operations	$479.5	$465.6
European Operations	$90.6	$—

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $0.3 million for the three months ended March 31, 2007 and a gain of $0.4 million for the three months ended March 31, 2006.

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

As discussed more fully in Note 2 to the condensed consolidated financial statements in Item 1 of Part I, we have restated our previously reported consolidated financial statements for the first quarter of 2007 and for the year ended 2006. This management’s discussion and analysis (MD&A) should be read in conjunction with the restated financial statements and notes appearing elsewhere in this report and within our 2006 Form 10-K/A.

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

RECENT DEVELOPMENTS

Restatement of Financial Information. As previously disclosed on August 15, 2007, we were unable to file our Form 10-Q for the period ended June 30, 2007 on a timely basis due to the continuance of procedures required to reconcile unvouched payables related to inventory and efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of disclosure controls and procedures concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2006 and as of March 31, 2007. For additional information regarding our assessment of disclosure controls and procedures, see Item 4 “Controls and Procedures” of this Form 10-Q/A and Item 9A “Controls and Procedures” of the Annual Report on Form 10-K/A.

As a result of management’s investigations, we identified errors in our reconciliation of unvouched payables related to inventory which resulted in the understatement of the Company’s accounts payable, inventory and cost of sales in previously reported financial statements. Consequently, management determined that our previously issued consolidated financial statements as of and for the year ended December 31, 2006, and our condensed consolidated financial statements as of and for the quarter period ended March 31, 2007, should be restated to correct for such errors and departures from generally accepted accounting principles (GAAP). The restated financial statements contained in this Quarterly Report on Form 10-Q/A contain a number of adjustments associated with the correction of these errors, including related accounting adjustments for the Company’s income taxes and non-cash compensation related to the Company’s stock option plan. Additionally, an adjustment related to the purchase accounting for intangible assets acquired in the CLD Acquisition was recorded in the restated financial statements. This adjustment decreased goodwill, intangible assets and non-current deferred income tax liabilities in the Consolidated Balance Sheet. For further details regarding management’s investigations and restatement of financial results, see Note 2, “Restatement of Financial Statements” which accompanies the financial statements in Item 1 of this report.

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

Marianna Facility Consolidation. On October 12, 2005 we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into the Company’s existing Ripon, Wisconsin operations. The facility closure and transition was completed in 2006. The decision was based on an analysis of each facility’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. We believe that efficiencies are being gained with the consolidation of the design and manufacturing of all of our U.S. based product lines within our Ripon, Wisconsin operations. For additional information about the Marianna, Florida facility closure, see the discussion under Note 5 to the Financial Statements – “Restructuring and other Items.”

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

Gross profit. Gross profit for the quarter ended March 31, 2007 increased $9.3 million, or 53.2%, to $26.8 million from $17.5 million for the quarter ended March 31, 2006. This increase was primarily due to CLD Acquisition related gross profit of $5.6 million from the European Operations, $0.8 million of gross profit resulting from CLD’s U.S. operations and $1.0 million of margins related to the higher service parts sales. Additionally, within the base business, gross profit increased due to $2.6 million of price increases, $0.9 million of margins from increased sales volume, $2.1 million of lower depreciation expense and $0.9 million of higher earnings from our off-balance sheet equipment financing program. These increases in gross profit were offset by $4.6 million of higher raw material costs, warranty expense and product distribution costs within the base business. Gross profit as a percentage of net revenues increased to 27.7% for the quarter ended March 31, 2007 from 24.4% for the quarter ended March 31, 2006.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended March 31, 2007 increased $3.4 million, or 27.8%, to $15.6 million from $12.2 million for the quarter ended March 31, 2006. The increase in selling, general and administrative expense was due primarily to approximately $3.6 million of selling, general and administrative expense resulting from the

CLD Acquisition. Selling, general and administrative expense for the quarter ended March 31, 2007 includes $0.1 million of costs related to the transfer of production lines from Marianna, Florida to Ripon, Wisconsin, compared to $0.7 million of similar costs for the quarter ended March 31, 2006. As a result of these factors, selling, general and administrative expense as a percentage of net revenues decreased to 16.1% for the quarter ended March 31, 2007 as compared to 17.0% for the quarter ended March 31, 2006.

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

Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2007 increased $7.2 million, to operating income of $10.7 million compared to $3.5 million for the quarter ended March 31, 2006. Operating income as a percentage of net revenues increased to 11.1% for the quarter ended March 31, 2007 as compared to 4.9% for the quarter ended March 31, 2006.

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

Income tax provision. The provision for income taxes for the quarter ended March 31, 2007 was $0.8 million, as compared to a benefit of $1.0 million for the quarter ended March 31, 2006. The effective income tax rate was 34.4% for the quarter ended March 31, 2007 as compared to 33.4% for the quarter ended March 31, 2006.

Net income. As a result of the foregoing, our net income for the quarter ended March 31, 2007 was $1.5 million as compared to a net loss of $2.0 million for the quarter ended March 31, 2006. Net income as a percentage of net revenues for the quarter ended March 31, 2007 was a positive 1.6% as compared to a negative 2.8% for the quarter ended March 31, 2006.

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

On September 10, 2007, the Company, entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waives, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007. Waivers related to defaults arising from any potential restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007 are not subject to expiration.

The Amendment and Waiver also increases the consolidated leverage ratio used in the Senior Credit Facility by 0.25 from 5.75 to 1.00 to 6.00 to 1.00 for the fiscal period ended June 30, 2007. The Amendment and Waiver also provides a 25 basis point increase in the applicable interest rate under the Senior Credit Facility (subject to adjustment for certain ratings events) and provides for a 1% prepayment fee in the event the term loans under the Senior Credit Facility are refinanced at a lower rate during the twelve months following the effective date of the Amendment and Waiver.

At March 31, 2007, there were no borrowings under our Revolving Credit Facility. At March 31, 2007 letters of credit issued on our behalf under the Revolving Credit Facility totaled $33.4 million. At March 31, 2007 we had $21.6 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, and after considering the Amendment and Waiver, we could have borrowed $21.6 million at March 31, 2007 in additional indebtedness under the Revolving Credit Facility.

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

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures, will depend upon our future performance, which in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

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

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 5.75 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.00 to 1.00. As of March 31, 2007 our Consolidated Total Debt to Adjusted EBITDA ratio was 5.70 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.23 to 1.00. The covenant related to March 31, 2007 was subsequently waived in the Amendment and Waiver. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

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

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended
	June 30, 2006 (Restated)	September 30, 2006 (Restated)	December 31, 2006 (Restated)	March 31, 2007 (Restated)	Total
EBITDA	$9,851	$10,541	$15,456	$14,773	$50,621
Deemed prior quarters for CLD Acquisition (a)	2,800	—	—	—	2,800
Finance program adjustments (b)	750	(1,150)	—	(822)	(1,222)
Other non-recurring charges (c)	3,505	2,815	1,181	752	8,253
Other non-cash charges (d)	199	2,777	222	972	4,170
Other expense (e)	360	120	—	—	480

Adjusted EBITDA	$17,465	$15,103	$16,859	$15,675	$65,102

					March 31, 2007
Revolving Credit Facility					—
Senior Credit Facility					222,000
Senior Subordinated Notes					149,453
Other long-term debt and capital lease obligations					2,574
Unrestricted cash held by foreign subsidiaries (f)					(3,000)

Consolidated Total Debt					$371,027

Consolidated Total Debt to Adjusted EBITDA (Restated)					5.70

	Quarter Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	Total
Interest expense	6,785	9,591	8,344	8,336	$33,056
Non-cash interest	(285)	(1,574)	(644)	(816)	(3,319)
Cash interest on letters of credit	(210)	(217)	(221)	(227)	(875)
Interest income	61	65	103	89	318

Consolidated Cash Interest Expense	$6,351	$7,865	$7,582	$7,382	$29,180

Adjusted EBITDA to Consolidated Cash Interest Expense (Restated)					2.23

(a)	As provided for in the Amendment, Adjusted EBITDA for the quarter ended June 30, 2006 has been increased by $2.8 million, which amount has been deemed to constitute the quarterly Adjusted EBITDA of the subsidiaries and assets acquired with CLD Acquisition.
(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(c)	Other non-recurring charges are described as follows:
•	Other non-recurring charges consist of $4.8 million of costs associated with the closure of the Marianna, Florida production facility which are included in the securitization, impairment

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
•

Other non-cash charges are comprised of $3.2 million of costs associated with the inventory step-up to fair market value recorded at the CLD Acquisition date, which are included in the cost of sales line of our Consolidated Statements of Operations and $1.0 million of non-cash impairment charges related to the LSG Customer Agreement, which are included in the securitization, impairment and other costs line of our Consolidated Statements of Operations.

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

Cash Flows

Cash provided by operating activities for the three months ended March 31, 2007 of $0.2 million was driven by cash generated by operations of $7.5 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $7.3 million. Cash provided by operations included $0.7 million of costs associated with the closure of the Marianna, Florida facility and the transfer of production lines to the Ripon, Wisconsin facility. Working capital requirements for the three months ended March 31, 2007 increased for inventories, with a decrease in working capital for current liabilities and beneficial interests in securitized accounts receivable. The working capital investment in inventories at March 31, 2007 of $61.0 million increased $9.1 million as compared to the balance of $51.9 million at December 31, 2006 due to seasonal inventory increases, purchases of raw materials at special pricing and reductions in consigned inventory arrangements. Other current liabilities decreased $5.7 million due to the payment of executive retention bonuses, management incentive bonuses and semi-annual interest payments on the Senior Subordinated Notes during the quarter ended March 31, 2007. The working capital investment in beneficial interests in securitized accounts receivable decreased $5.0 million due to a decrease in the total trade receivables available to sell into the Asset Backed Facility as compared to December 31, 2006.

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

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 have been adopted and did not affect our consolidated financial statements. See Note 12, “Income Taxes” for further discussion.

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

We are potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time we may enter into derivative financial instruments to hedge our interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposures. We do not enter into derivatives for speculative purposes. There have been no material changes in our market risk exposures as compared to those discussed in our Annual Report on Form 10-K/A (file no. 333-56857), except as noted below.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2007. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

At the time that our Quarterly report on Form 10-Q for the period ended March 31, 2007 was filed on May 11, 2007, our Chief Financial Officer and our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007. Subsequent to that evaluation, and as a result of the internal investigations conducted by management and the audit committee of the Board of Directors, our Chief

Financial Officer and our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2007 because of the material weakness described below. Notwithstanding this material weakness, our management, including our Chief Financial Officer and our Chief Executive Officer, have concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for each of the periods presented.

In connection with the assessment described above, management has identified a material weakness in its internal control over financial reporting as of March 31, 2007, related to ineffective controls over the completeness and accuracy of unvouched payables and related transactions impacting inventory and cost of goods sold. The material weakness over the completeness and accuracy of unvouched payables is further described in the control deficiencies noted below:

1. We did not timely reconcile open receivers from our inventory management system with unvouched payables in our general ledger, and such reconciliations were not adequately reviewed and validated. In addition, the procedures documenting the reconciliation of unvouched payables were not adequate.

2. We did not maintain sufficient personnel within the manufacturing accounting area with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. This deficiency resulted in a material error in the accounting for unvouched payables related to the receipt of inventories.

3. We did not maintain effective policies and procedures related to the computation of unvouched payables. Specifically, our policies and procedures did not provide for sufficient review and validation of the underlying assumptions and methodologies utilized in determining consignment inventory and unvouched payables.

These control deficiencies resulted in the misstatement of our unvouched payables and related transactions impacting inventory and cost of goods sold and related financial disclosures, and in the restatement of consolidated financial statements for the year ended December 31, 2006, each of the quarters of 2006 and the condensed consolidated financial statements for the quarter ended March 31, 2007. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company is developing and implementing remediation plans to address its material weakness. Specific remedial actions that have occurred in 2007 or are being taken for each of the deficiencies that comprise the material weakness described above are as follows:

1.	Establishment of requirements for the timely reconciliation of unvouched payables, including:

•	Hiring of additional technical accounting personnel to address accounting and financial reporting requirements.

•	Documenting the reconciliation process and adequate training of appropriate accounting personnel.

•	Implementation of a process that ensures the timely review and approval of accounting transactions by qualified accounting personnel.

•	Requiring that analyses of all significant non-routine transactions be reviewed by senior management.

•	Developing improved monitoring controls in the accounting department.

2.	Improving technical accounting knowledge and experience in the application of generally accepted accounting principles, including:

•	Replacing the Plant Controller and hiring a Cost Manager for the Ripon, Wisconsin manufacturing facility to address plant accounting and financial reporting requirements.

•	Assessing the technical accounting capabilities of plant accounting personnel to ensure the right complement of knowledge, skills and training.

•	Training technical accounting personnel on new policies and procedures related to unvouched payables.

3.	Update the computation of unvouched payables and consignment inventory, including:

•	Creating an enhanced database that more closely measures open receivers for inventory receipts and items cleared to vouched payables.

•	Implementing new policies and procedures requiring a detailed and comprehensive review of the underlying information supporting the amounts cleared from unvouched payables for consignment inventory.

•	Enhancing communication and collaboration between the accounting department and the purchasing department.

•	Separating interplant transfers and purchased finished goods receipts into separate accounts to facilitate control and monitoring activities.

•	Assigning monitoring and control activities to the new Plant Controller and upgrading the accounting function through the hiring of additional accountants with relevant experience.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2 to the Quarterly Report on Form 10-Q/A include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4. “Controls and Procedures,” for a more complete understanding of the matters covered by such certifications.

We are continuing to perform the systems and process evaluation testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on the internal control over financial reporting which will be required for the fiscal year ending December 31, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 10 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may”, “plan”, “seek”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K/A (file no. 333-56857). In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 10 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this quarterly report on Form 10-Q/A.

Item 1A.	Risk Factors. No material changes to the risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a) List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	10-26-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	10-26-07

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	10-26-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	10-26-07

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	10-26-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	10-26-07