Form 10-Q
period 2007-06-30
ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP
filed 2007-11-05
CIK 1063698, 1063699, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of November 5, 2007: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended June 30, 2007

		Page No.
PART I	Financial Information

Item 1.	Financial Statements, Unaudited

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (Restated)	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and June 30, 2006 (Restated)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006 (Restated)	5

	Condensed Consolidated Statements of Member(s)’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2007 and June 30, 2006 (Restated)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II	Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2007	December 31, 2006 (Restated)
Assets
Current assets:
Cash and cash equivalents	$16,378	$11,221
Accounts receivable, net	24,108	24,523
Inventories, net	57,260	51,915
Beneficial interests in securitized accounts receivable	26,987	28,641
Deferred income tax asset, net	2,644	3,202
Prepaid expenses and other	3,788	4,804

Total current assets	131,165	124,306
Notes receivable, net	4,440	4,018
Property, plant and equipment, net	72,356	73,789
Goodwill	181,652	180,269
Beneficial interests in securitized financial assets	19,097	18,055
Deferred income tax asset, net	10,677	10,677
Debt issuance costs, net	9,247	10,318
Intangible assets, net	149,883	152,890

Total assets	$578,517	$574,322

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$332	$526
Revolving credit facility	—	—
Accounts payable	30,010	27,636
Deferred income tax liability, net	—	216
Other current liabilities	36,744	37,085

Total current liabilities	67,086	65,463
Long-term debt and capital lease obligations:
Senior credit facility	220,000	224,000
Senior subordinated notes	149,477	149,430
Other long-term debt and capital lease obligations	2,104	2,159
Deferred income tax liability, net	6,238	6,137
Other long-term liabilities	11,402	10,742

Total liabilities	456,307	457,931
Commitments and contingencies (see Note 10)
Member(s)’ equity	122,210	116,391

Total liabilities and member(s)’ equity	$578,517	$574,322

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006 (Restated)	June 30, 2007	June 30, 2006 (Restated)
Net revenues:
Equipment and service parts	$115,289	$86,230	$209,460	$156,209
Equipment financing, net	1,661	701	4,032	2,201

Net revenues	116,950	86,931	213,492	158,410
Cost of sales	88,125	67,895	157,901	121,905

Gross profit	28,825	19,036	55,591	36,505

Selling, general and administrative expense	16,482	11,663	32,033	23,827
Securitization, impairment and other costs	220	2,096	750	3,924

Total operating expenses	16,702	13,759	32,783	27,751

Operating income	12,123	5,277	22,808	8,754

Interest expense	8,125	6,785	16,461	13,242
Other expense, net	—	360	—	360

Income (loss) before taxes	3,998	(1,868)	6,347	(4,848)
Provision (benefit) for income taxes	1,301	(588)	2,108	(1,582)

Net income (loss)	$2,697	$(1,280)	$4,239	$(3,266)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006 (Restated)
Cash flows from operating activities:
Net income (loss)	$4,239	$(3,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,371	11,245
Non-cash interest expense (income)	342	(527)
Non-cash executive unit compensation	1,804	1,151
Non-cash trademark impairment	—	1,400
Deferred income taxes	273	(1,582)
Loss on sale of property, plant and equipment	20	131
Changes in assets and liabilities:
Accounts receivable	462	(1,741)
Inventories	(5,338)	(14,411)
Other assets	745	1,364
Accounts payable	2,279	5,784
Other liabilities	(1,630)	(444)

Net cash provided by (used in) operating activities	12,567	(896)

Cash flows used in investing activities:
Additions to property, plant and equipment	(4,386)	(2,492)
Acquisition of businesses, net of cash acquired	—	(1,738)
Proceeds on disposition of assets	1,191	1,226

Net cash used in investing activities	(3,195)	(3,004)

Cash flows (used in) provided by financing activities:
Principal (payments on) proceeds from long-term debt	(4,287)	(1,000)
Net increase in revolving line of credit borrowings	—	2,000
Repurchase of common stock	—	(30)

Net cash (used in) provided by financing activities	(4,287)	970

Effect of exchange rate changes on cash and cash equivalents	72	—

Increase (decrease) in cash and cash equivalents	5,157	(2,930)
Cash and cash equivalents at beginning of period	11,221	5,075

Cash and cash equivalents at end of period	$16,378	$2,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,935	$13,046
Cash paid for income taxes	757	68

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Member(s)’ Equity	Minimum Pension Liability and Other Benefits	Unrealized Holding Gain on Residual Interests, Net	Foreign Currency Translation Adjustment	Total Member(s)’ Equity
Balances at December 31, 2005	$94,583	$(751)	$1	$—	$93,833
Net loss (Restated)	(3,266)	—	—	—	(3,266)
Repurchased stock	(30)	—	—	—	(30)
Change in minimum pension liability, net		751			751
Unrealized holding gain, net	—	—	1	—	1

Total comprehensive loss (Restated)					$(2,544)

Balances at June 30, 2006 (Restated)	$91,287	$—	$2	$—	$91,289

Balances at December 31, 2006 (Restated)	$114,616	$(25)	$—	$1,800	$116,391
Net income	4,239	—	—	—	4,239
Change in minimum pension liability, net	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	1,555	1,555

Total comprehensive income					$5,819

Balances at June 30, 2007	$118,855	$—	$—	$3,355	$122,210

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise indicated)

NOTE 1.	BASIS OF PRESENTATION

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

The unaudited financial statements as of and for the quarter ended June 30, 2007 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned subsidiary, Alliance Laundry Systems LLC and its consolidated subsidiaries.

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

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of our financial position and operating results for the periods presented. See Note 2 for a description of the restatements as of and for the year ended December 31, 2006 and as of and for the quarter ended March 31, 2007. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This report on Form 10-Q for the period ended June 30, 2007 should be read in conjunction with the audited financial statements presented in the Company’s December 31, 2006 Annual Report on Form 10-K/A (file no. 333-56857) filed with the Securities and Exchange Commission (“SEC”) on October 26, 2007.

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

A more detailed explanation of the restatements can be found in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2006 and in the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2007, in each case as filed with the SEC on October 26, 2007. Restatements of interim periods for 2006 are being reflected within the Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Comprehensive Income (Loss) as of and for the period ended June 30, 2007.

As a result of the restatement, the Company obtained an amendment and waiver to its Senior Credit Facility. See Note 9, “Debt,” for further discussion.

The following table presents the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006, as adjusted to reflect the impact of the restatement:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated
Net revenues:
Equipment and service parts	$86,230	$—	$86,230	$156,209	$—	$156,209
Equipment financing, net	701	—	701	2,201	—	2,201

Net revenues	86,931	—	86,931	158,410	—	158,410
Cost of sales	66,829	1,066	67,895	119,745	2,160	121,905

Gross profit	20,102	(1,066)	19,036	38,665	(2,160)	36,505

Selling, general and administrative expense	11,989	(326)	11,663	24,486	(659)	23,827
Securitization, impairment and other costs	2,096	—	2,096	3,924	—	3,924

Total operating expenses	14,085	(326)	13,759	28,410	(659)	27,751

Operating income	6,017	(740)	5,277	10,255	(1,501)	8,754
Interest expense	6,785	—	6,785	13,242	—	13,242
Other expense, net	360	—	360	360	—	360

Income (loss) before taxes	(1,128)	(740)	(1,868)	(3,347)	(1,501)	(4,848)
Provision (benefit) for income taxes	(307)	(281)	(588)	(1,012)	(570)	(1,582)

Net income (loss)	$(821)	$(459)	$(1,280)	$(2,335)	$(931)	$(3,266)

The following table presents the major subtotals for the Company’s unaudited Condensed Consolidated Statement of Cash Flows and the related impact of the restatement adjustments discussed above for the six months ended June 30, 2006:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30, 2006
	As Previously Reported	Restated
Net cash provided by (used in):
Operating activities	$(896)	$(896)
Investing activities	(3,004)	(3,004)
Financing activities	970	970

Net change in cash and cash equivalents	(2,930)	(2,930)
Cash and cash equivalents, beginning of year	5,075	5,075

Cash and cash equivalents, end of period	$2,145	$2,145

The following table presents the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2006, reflecting the impact of the restatement:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Six Months Ended June 30, 2006
	As Previously Reported	Restated
Net (loss)	$(2,335)	$(3,266)
Repurchased stock	(30)	(30)
Change in minimum pension liability and other benefits, net	751	751
Unrealized holding gain (loss), net	1	1

Total comprehensive (loss)	$(1,613)	$(2,544)

NOTE 3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity.

However, in the event that transfers to its existing asset backed facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a revised exposure draft is anticipated in the second quarter of 2008.

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

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 have been adopted and did not affect the Company’s consolidated financial statements. See Note 12 “Income Taxes” for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for the company on January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

NOTE 4.	ACQUISITION AND RELATED ACTIVITY

On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell

Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO and Cissell brand names. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (the “European Operations”). CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $87.2 million, including acquisition costs of approximately $6.0 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $5.2 million. The CLD Acquisition resulted in approximately $40.4 million of goodwill, of which approximately $7.4 million is tax deductible, and $16.5 million of other intangible assets being recognized by the Company. Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

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

The sources and uses of funds in connection with the CLD Acquisition are summarized below:

Sources:
Cash from operations	$3,752
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$87,245

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,988
Fees and expenses	5,959
Facility closure reserve	5,221

Total uses	$87,245

We have prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the CLD Acquisition. The allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount
Current assets, net of cash acquired	$44,117
Property, plant and equipment	14,477
Goodwill	40,403
Other intangible assets	16,458
Debt issuance costs	1,335
Other noncurrent assets	1,574

Total assets	118,364

Current liabilities	19,010
Noncurrent liabilities	12,109

Total liabilities	31,119

Net assets acquired	$87,245

The allocation of the CLD Acquisition price to intangible assets and associated lives is summarized below:

	Amount	Life
Intangible assets - trademarks and tradenames	$2,977	Indefinite
Intangible assets - Europe customer agreements and distributor network	3,210	20 Years
Intangible assets - U.S. customer agreements and distributor network	1,017	5 Years
Intangible assets - engineering and manufacturing designs and processes	7,454	6.5 Years
Intangible assets - noncompete agreement	1,723	2 Years
Intangible assets - computer software and other	77	< 3 Years

Total	$16,458

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $10.0 million and European Operations in the amount of $30.4 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million.

Our allocation of the purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition was finalized in the quarter ended June 30, 2007. The final purchase accounting adjustments were not material to the consolidated financial position of the Company.

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

The following table summarizes the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at June 30, 2007
One-time termination benefits	$2,278	$41	$—	$(679)	$1,640
Other labor related costs	116	413	—	(418)	111
Relocation of tooling and equipment	706	—	(370)	(336)	—
Other related expenses	85	136	—	(221)	—

	$3,185	$590	$(370)	$(1,654)	$1,751

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

On October 31, 2006 the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximated its carrying value. This transaction was completed in January 2007 and was subject to customary closing conditions.

NOTE 5.	RESTRUCTURING AND OTHER ITEMS

Asset Impairment Charge

On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which discontinuance was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge of $1.4 million for impairment in the quarter ending March 31, 2006 for the reduction in the value of the Ajax trademark resulting from such discontinuance. The non-cash impairment charge recorded in the quarter ended March 31, 2006 was a result of the Company’s determination that the best course of action for the Ajax trademark would be to sell this product line to a third party. This amount is recorded within the securitization, impairment and other costs line item of the Condensed Consolidated Statements of Operations.

Costs Associated With Exit or Disposal Activities

On October 12, 2005 the Company committed to a plan to close its Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into its existing Ripon, Wisconsin operations. The Company substantially completed the facility closure and consolidation as of July 30, 2006.

The total cash costs and expenses associated with the Facility closure and transition of product lines to Wisconsin are estimated to be approximately $10.5 million, comprised of (1) approximately $3.3 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.4 million of other related expenses. Of the $10.5 million, $0.8 million was incurred in the six months ended June 30, 2007; $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred in the period January 28, 2005 through December 31, 2005. The remaining $0.3 million is expected to be incurred prior to December 31, 2009 and relates primarily to continuing Facility costs prior to disposition.

The table below summarizes the costs incurred for each of the specified periods and also summarizes where such costs are reflected in the Company’s Condensed Consolidated Statements of Operations:

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash costs:
One-time termination benefits and relocation	$321	$1,474
Other labor related costs	79	1,349
Relocation of the Facility’s tooling and equipment	113	1,040
Other related expenses	322	1,561

Total cash costs	835	5,424

Noncash costs:
Pension curtailment benefit	—	(513)
Retiree medical curtailment benefit	—	(619)

Total noncash costs	—	(1,132)

Total closure costs	$835	$4,292

Selling, general and administrative expense	$85	$1,768
Securitization, impairment and other costs	750	2,524

Total closure costs	$835	$4,292

NOTE 6.	ASSET BACKED FACILITY

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

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of June 30, 2007, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $232.6 million.

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

At June 30, 2007 our retained interest in trade accounts receivable sold to ALER 2005 was $27.0 million and our estimated fair value of beneficial interests in notes sold was $19.1 million. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. These estimates are consistent with the methods used as of December 31, 2006.

NOTE 7.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the six months ended June 30, 2007 are summarized below:

Goodwill
Balance at December 31, 2006 (Restated)	$180,269
Change in CLD Acquisition Goodwill	726
Currency translation	657

Balance at June 30, 2007	$181,652

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

	Six Months Ended
	June 30, 2007	June 30, 2006
Amortization expense	$3,388	$2,267

The following is a summary of identifiable intangible assets as of June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006 (Restated)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,835	$—	$112,835	$112,778	$—	$112,778
Customer agreements and distributor network	30,974	8,329	22,645	30,893	6,491	24,402
Engineering and manufacturing designs and processes	15,407	2,725	12,682	15,269	1,793	13,476
Noncompete agreements	1,816	870	946	1,772	406	1,366
Patents	289	19	270	276	14	262
Computer software and other	1,097	592	505	1,075	469	606

	$162,418	$12,535	$149,883	$162,063	$9,173	$152,890

NOTE 8.	INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following:

	June 30, 2007	December 31, 2006 (Restated)
Materials and purchased parts	$23,263	$23,127
Work in process	7,100	7,826
Finished goods	29,983	23,363
Inventory reserves	(3,086)	(2,401)

	$57,260	$51,915

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

On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement under which the Company has outstanding $220.0 million of borrowings at June 30, 2007 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

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

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The accrual at December 31, 2006 and June 30, 2007 for the matters referred to above totaled $0.7 million and $1.2 million, respectively.

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

The Company, through its special-purpose bankruptcy remote subsidiary entered into the $330.0 million Asset Backed Facility as described in Note 6 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2007 was $30.5 million.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
Balance at beginning of period	$7,194	$4,109
Currency translation adjustment	34	—
Accruals for current and pre-existing warranties issued during the period	2,527	1,542
Settlements made during the period	(2,402)	(1,417)

Balance at end of period	$7,353	$4,234

NOTE 12.	INCOME TAXES

The income tax provision for the six months ended June 30, 2007 was determined by applying an estimated annual effective income tax rate of 33.2% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the six months ended June 30, 2006 was 32.6%.

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

The Company adopted the provisions of FASB No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in its liability for unrecognized income tax benefits, including interest and penalties. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. The Company did not have any tax liability recorded for unrecognized tax benefits, including interest and penalties, as of January 1, 2007 and June 30, 2007. The Company intends to recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.

During the next twelve months, the Company expects that its unrecognized tax benefits (including interest and penalties) will not change significantly and will therefore, not materially impact the effective rate.

NOTE 13.	EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$417	$475	$52	$29
Interest cost	916	733	45	32
Expected return on assets	(1,287)	(869)	—	—
Amortization of prior service cost	—	—	(4)	(6)
Amortization of (gain)/ loss	—	—	17	—
Curtailment gain	—	(513)	—	(619)

Net periodic benefit cost	$46	$(174)	$110	$(564)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$816	$942	$68	$54
Interest cost	1,810	1,448	70	59
Expected return on assets	(2,395)	(1,784)	—	—
Amortization of prior service cost	—	—	(8)	(11)
Amortization of (gain)/ loss	—	—	17	—
Curtailment gain	—	(513)	—	(619)

Net periodic benefit cost	$231	$93	$147	$(517)

Employer Contributions

We anticipate making a voluntary contribution in 2007 of approximately $1.8 million to our defined benefit pension plan. As of June 30, 2007, no contributions have been made.

NOTE 14.	STOCK-BASED COMPENSATION

On January 27, 2005 ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. ALH has granted a total of 127,972 stock options among certain members of management. The granted options entitle the members of management to purchase shares of ALH’s common stock at an option price which averages $103.10 per share, subject to certain requirements. As of June 30, 2007, stock options represented an aggregate of 8.7% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. Sixty-one percent (61%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. The remaining 39% of the options granted are “performance options” that have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH.

A total of 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and ALH granted 7,605 new options to a new member of the executive staff in 2007. No further options have been issued since December 31, 2006 and no options were exercised in the period ended June 30, 2007. Based upon a valuation of all granted stock options, we recognized $0.8 million and $0.2 million of compensation expense for the three months ended June 30, 2007 and June 30, 2006, respectively and we recognized $1.8 million and $1.2 million of compensation expense for the six months ended June 30, 2007 and June 30, 2006, respectively. No expense was recognized for the period ended June 30, 2007 or for the period ended June 30, 2006 for the performance options as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

NOTE 15.	SEGMENT INFORMATION

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into three reportable segments. Commercial laundry equipment sales to domestic and international markets, which are serviced by the U.S. operations, are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to our finance program which supports our commercial laundry operations. Our second reportable segment is consumer laundry, which includes sales to domestic and Canadian distributors. Our third reportable segment is our European Operations, which were acquired in the July 14, 2006 CLD Acquisition. Service parts is not considered a separate segment as service operations are required to support both commercial laundry and consumer laundry segments, but service operations could not stand alone and service operations results are not reviewed as a separate operating entity. However, the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, and we have therefore chosen to show the service operations separately. Similarly, worldwide eliminations are not considered a reportable segment. However, we do not actively manage or evaluate the worldwide eliminations as a portion of any other segment. For that reason, we have chosen not to commingle these amounts with other actively managed segments.

Our assets and liabilities, including inventory, trade receivables, property, plant and equipment and accounts payable are not reviewed by segment for commercial laundry, consumer laundry and service parts by management for making operating decisions and assessing performance. Such information would not be useful due to common manufacturing lines and significant shared components across all product lines for commercial laundry, consumer laundry and service parts. Assets are reviewed for the European Operations separate from the Company’s other reportable segments. Assets, capital expenditures and depreciation and amortization have been provided below for U.S. operations separate from European Operations.

The Company’s primary measure of operating performance is gross profit which does not include an allocation of any selling expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for our operating units, the Company does not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance. We do not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments for the three months ended June 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended
	June 30, 2007	June 30, 2006 (Restated)
Net Revenues:
Commercial laundry	$84.3	$72.5
Consumer laundry	5.2	3.7
Service parts	13.3	10.7
European Operations	21.6	—
Worldwide eliminations	(7.5)	—

	$116.9	$86.9

Gross Profit:
Commercial laundry	$28.0	$23.0
Consumer laundry	(0.2)	(0.1)
Service parts	5.0	4.2
European Operations	5.8	—
Worldwide eliminations	(0.1)	—

	38.5	27.1

Other manufacturing costs	(9.7)	(8.1)

Gross profit as reported	$28.8	$19.0

Depreciation and Amortization:
U.S. Operations	$3.8	$5.4
European Operations	$1.0	$—

Capital Expenditures:
U.S. Operations	$2.1	$1.1
European Operations	$0.3	$—

Assets:
U.S. Operations	$482.8	$467.2
European Operations	$95.7	$—

Net sales and gross profit as determined by the Company for its operating segments for the six months ended June 30, 2007 and 2006 are as follows (in millions):

	Six Months Ended
	June 30, 2007	June 30, 2006 (Restated)
Net Revenues:
Commercial laundry	$146.9	$129.7
Consumer laundry	11.2	6.8
Service parts	26.5	21.9
European Operations	42.6	—
Worldwide eliminations	(13.7)	—

	$213.5	$158.4

Gross Profit:
Commercial laundry	$49.7	$42.7
Consumer laundry	(0.2)	(0.2)
Service parts	10.9	9.1
European Operations	11.0	—
Worldwide eliminations	0.1	—

	71.5	51.6

Other manufacturing costs	(15.9)	(15.1)

Gross profit as reported	$55.6	$36.5

Depreciation and Amortization:
U.S. Operations	$7.5	$11.2
European Operations	$1.9	$—

Capital Expenditures:
U.S. Operations	$3.8	$2.5
European Operations	$0.6	$—

Assets:
U.S. Operations	$482.8	$467.2
European Operations	$95.7	$—

NOTE 16.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $0.3 million for the six months ended June 30, 2007 and a gain of $0.6 million for the six months ended

June 30, 2006. The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $35 thousand for the three months ended June 30, 2007 as compared to a gain of $0.2 million for the three months ended June 30, 2006.

During the second quarter of 2007, we entered into foreign exchange contracts with Fortis Bank NV to hedge a portion of our foreign exchange risk related to purchases by Alliance International BVBA from Alliance Laundry Systems LLC. The fair value of these foreign currency exchange contracts, which represents the amount that we would owe upon a settlement of these instruments, was six thousand dollars at June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed more fully in Note 2 to the condensed consolidated financial statements in Item 1 of Part I, we have restated our previously reported consolidated financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007. This management’s discussion and analysis (“MD&A”) should be read in conjunction with the restated financial statements and notes appearing elsewhere in this report and within our 2006 Form 10-K/A filed with the SEC on October 26, 2007.

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

RECENT DEVELOPMENTS

Restatement of Financial Information. As previously disclosed on August 15, 2007, we were unable to file our Form 10-Q for the period ended June 30, 2007 on a timely basis due to the continuance of procedures required to reconcile unvouched payables related to inventory and efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of disclosure controls and procedures concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2006, as of March 31, 2007 and as of June 30, 2007. For additional information regarding our assessment of disclosure controls and procedures, see Item 4 “Controls and Procedures” of this Form 10-Q and Item 9A “Controls and Procedures” of our 2006 Form 10-K/A filed with the SEC on October 26, 2007.

As a result of management investigations, we identified errors in our reconciliation of unvouched payables related to inventory which resulted in the understatement of the Company’s accounts payable, inventory and cost of sales in previously reported financial statements. Consequently, management determined that our previously issued consolidated financial statements as of and for the year ended December 31, 2006, and our condensed consolidated financial statements as of and for the quarter ended March 31, 2007, should be restated to correct for such errors and other departures from generally accepted accounting principles (GAAP). The financial statements contained in this Quarterly Report on Form 10-Q incorporate the effects of the adjustments associated with the correction of these errors. For further details regarding management’s investigations and restatement of financial results, see Note 2, “Restatement of Financial Statements” which accompanies the financial statements in Item 1 of this report.

CLD Acquisition. On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s commercial laundry division (“CLD”) operations. Our results of operations for the three and six months ended June 30, 2007 include the acquired business’ performance. The comparative periods for the three and six months ended June 30, 2006 do not include the acquired business’ performance.

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

The following table summarizes the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at June 30, 2007
One-time termination benefits	$2,278	$41	$—	$(679)	$1,640
Other labor related costs	116	413	—	(418)	111
Relocation of tooling and equipment	706	—	(370)	(336)	—
Other related expenses	85	136	—	(221)	—

	$3,185	$590	$(370)	$(1,654)	$1,751

On October 31, 2006 the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximated its carrying value. This transaction was completed in January 2007 and was subject to customary closing conditions.

Credit Agreement Amendment. On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement under which the Company has outstanding $220.0 million of borrowings at June 30, 2007 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

See the “Liquidity and Capital Resources” section of the MD&A for details of the Amendment and Waiver to the Senior Credit Facility that occurred September 10, 2007.

Marianna Facility Consolidation. On October 12, 2005 we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into the Company’s existing Ripon, Wisconsin operations. The facility closure and transition was completed in 2006. For additional information about the Marianna, Florida facility closure, see Note 5 “Restructuring and Other Items.”

RESULTS OF OPERATIONS

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in millions)
Net revenues:
Commercial laundry	$84.3	$72.5
Consumer laundry	5.2	3.7
Service parts	13.3	10.7
European Operations	21.6	—
Worldwide eliminations	(7.5)	—

	$116.9	$86.9

Net revenues. Net revenues for the quarter ended June 30, 2007 increased $30.0 million, or 34.5%, to $116.9 million from $86.9 million for the quarter ended June 30, 2006. This increase was attributable to higher commercial laundry revenues of $11.8 million, higher consumer laundry revenue of $1.5 million, higher service parts revenue of $2.6 million and CLD Acquisition related sales of $21.6 million from the European Operations offset by $7.5 million of worldwide sales eliminations. The increase in commercial laundry revenues includes $4.0 million of net sales resulting from the acquisition of CLD’s U.S. operations, $4.0 million of higher North American commercial equipment revenue, $2.8 million of higher international revenue, and $1.0 million of higher earnings from our off-balance sheet equipment financing program. Base business revenue for North America, which excludes revenues from the CLD Acquisition, was lower for the discontinued Ajax equipment product line, with revenue increases for on-premise laundry and multi-housing customers. Revenue for international customers was higher in Europe, Latin America and Asia. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The increase in service parts revenue includes $1.5 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $4.1 million for the base business.

Gross profit. Gross profit for the quarter ended June 30, 2007 increased $9.8 million, or 51.4%, to $28.8 million from $19.0 million for the quarter ended June 30, 2006. This increase was due to CLD Acquisition related gross profit of $5.7 million from the European Operations, $1.3 million of gross profit resulting from CLD’s U.S. operations and $1.3 million of margins related to the higher service parts sales. Additionally, within the base business, gross profit increased due to $4.1 million of price increases, $1.7 million of lower depreciation expense, $1.1 million of margins from increased sales volumes and $1.0 million of higher earnings from our off-balance sheet equipment financing program. These increases in gross profit were offset by $0.5 million of higher medical costs and $5.9 million of higher raw material costs, warranty expense and product distribution costs within the base business. Gross profit as a percentage of net revenues increased to 24.7% for the quarter ended June 30, 2007 from 21.9% for the quarter ended June 30, 2006.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended June 30, 2007 increased $4.8 million, or 41.3%, to $16.5 million from $11.7 million for the quarter ended June 30, 2006. The increase in selling, general and administrative expense was due primarily to approximately $3.9 million of selling, general and administrative expense resulting from the CLD Acquisition, an additional $0.7 million of selling and marketing costs to support increased domestic sales, an increase of $0.6 million in non-cash compensation and $0.5 million of investigatory and audit costs related to the restatements. These increases were partially offset by Marianna, Florida relocation costs of $1.1 million incurred for the quarter ended June 30, 2006 with no comparable costs for the quarter ended June 30, 2007. Selling, general and administrative expense as a percentage of net revenues increased to 14.0% for the quarter ended June 30, 2007 as compared to 13.4% for the quarter ended June 30, 2006.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended June 30, 2007 decreased $1.9 million, or 89.5%, to $0.2 million from $2.1 million for the quarter ended June 30, 2006. Securitization, impairment and other costs for the quarter ended June 30, 2007 included a $0.2 million charge related to Marianna plant closure costs. Securitization, impairment and other costs for the quarter ended June 30, 2006 are comprised of $2.1 million of Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues decreased to 0.2% for the quarter ended June 30, 2007 as compared to 2.4% for the quarter ended June 30, 2006.

Operating income. As a result of the foregoing, operating income for the quarter ended June 30, 2007 increased $6.8 million, to an operating income of $12.1 million as compared to $5.3 million for the quarter ended June 30, 2006. Operating income as a percentage of net revenues increased to 10.4% for the quarter ended June 30, 2007 as compared to 6.1% for the quarter ended June 30, 2006.

Interest expense. Interest expense for the quarter ended June 30, 2007 increased $1.3 million, or 19.8%, to $8.1 million from $6.8 million for the quarter ended June 30, 2006. Interest expense in 2007 includes an unfavorable non-cash adjustment of $35 thousand to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2006 interest expense included a favorable non-cash adjustment of $0.2 million. The remaining interest expense increase of $1.1 million was primarily attributable to higher interest rates for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 and interest related to an increase in the amount outstanding under our Senior Credit Facility to fund the CLD Acquisition. Interest expense as a percentage of net revenues decreased to 7.0% for the quarter ended June 30, 2007 as compared to 7.8% for the quarter ended June 30, 2006.

Other expense, net. Other expense, net for the quarter ended June 30, 2006 of $0.4 million consists of a mark to market loss related to two foreign exchange hedge agreements. The agreements were entered to control the foreign exchange risk associated with the initial acquisition price of CLD. We paid $0.5 million for the hedges, which decreased in value to $0.1 million as of June 30, 2006. There were no similar costs for the quarter ended June 30, 2007.

Income tax provision (benefit). The provision for income taxes for the quarter ended June 30, 2007 was $1.3 million as compared to a tax benefit of $0.6 million for the quarter ended June 30, 2006. The effective income tax rate was 32.5% for the quarter ended June 30, 2007 as compared to 31.5% for the quarter ended June 30, 2006.

Net income (loss). As a result of the foregoing, our net income for the quarter ended June 30, 2007 was $2.7 million as compared to a net loss of $1.3 million for the quarter ended June 30, 2006. Net income as a percentage of net revenues for the quarter ended June 30, 2007 was a positive 2.3% as compared to a negative 1.5% for the quarter ended June 30, 2006.

The following table sets forth our consolidated net revenues for the periods indicated:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in millions)
Net revenues:
Commercial laundry	$146.9	$129.7
Consumer laundry	11.2	6.8
Service parts	26.5	21.9
European Operations	42.6	—
Worldwide eliminations	(13.7)	—

	$213.5	$158.4

Net revenues. Net revenues for the six months ended June 30, 2007 increased $55.1 million, or 34.8%, to $213.5 million from $158.4 million for the six months ended June 30, 2006. This increase was attributable to higher commercial laundry revenues of $17.2 million, higher consumer laundry revenue of $4.4 million, higher service parts revenue of $4.6 million and CLD Acquisition related sales of $42.6 million from the European Operations offset by $13.7 million of worldwide sales eliminations. The increase in commercial laundry revenues includes $6.8 million of net sales resulting from the acquisition of CLD’s U.S. operations, $5.1 million of higher North American commercial equipment revenue, $3.5 million of higher international revenue and $1.8 million of higher earnings from our off-balance sheet equipment financing program. Base business revenue for North America, which excludes revenues from the CLD Acquisition, was lower for the discontinued Ajax equipment product line, with revenue increases for coin-operated, on-premise laundry and multi-housing customers. Revenue for international customers was higher in Europe and Latin America and Asia. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The increase in service parts revenue includes $3.2 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $6.7 million for the base business.

Gross profit. Gross profit for the six months ended June 30, 2007 increased $19.1 million, or 52.3%, to $55.6 million from $36.5 million for the six months ended June 30, 2006. This increase was due to CLD Acquisition related gross profit of $11.3 million from the European Operations, $2.2 million of gross profit resulting from CLD’s U.S. operations and $2.3 million of margins related to the higher service parts sales. Additionally, within the base business, gross profit increased due to the $6.7 million of price increases, $2.0 million of margins from increased base business sales volume, $3.8 million of lower depreciation expense and $1.8 million of higher earnings from our off-balance sheet equipment financing program. These increases in gross profit were offset by $0.6 million of higher medical costs and $10.4 million of higher raw material costs, warranty expense and product distribution costs within the base business. Gross profit as a percentage of net revenues increased to 26.0% for the six months ended June 30, 2007 from 23.0% for the six months ended June 30, 2006.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2007 increased $8.2 million, or 34.4%, to $32.0 million from $23.8 million for the six months ended June 30, 2006. The increase in selling, general and administrative expense was due primarily to approximately $7.5 million of selling, general and administrative expense resulting from the CLD Acquisition, $1.0 million of increased engineering costs to support new and improved products, an additional $0.7 million of selling and marketing costs to support increased base business sales, an increase of $0.6 million in non-cash compensation and $0.5 million of investigatory and audit costs related to the restatements. These increases were partially offset by Marianna, Florida relocation costs of $1.8 million incurred for the six months ended June 30, 2006. Selling, general and administrative expense as a percentage of net revenues for the six months ended June 30, 2007 was consistent with the prior six months ended June 30, 2006 rate of 15.0%.

Securitization, impairment and other costs. Securitization, impairment and other costs for the six months ended June 30, 2007 decreased $3.2 million, or 80.9%, to $0.8 million from $3.9 million for the six months ended June 30, 2006. Securitization, impairment and other costs for the six months ended June 30, 2007 included $0.8 million related to Marianna plant closure costs. Securitization, impairment and other costs for the six months ended June 30, 2006 are comprised of a $1.4 million impairment charge related to a reduction in value of the Ajax trademark and $2.5 million related to Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues decreased to 0.4% for the six months ended June 30, 2007 as compared to 2.5% for the six months ended June 30, 2006.

Operating income. As a result of the foregoing, operating income for the six months ended June 30, 2007 increased $14.1 million, to an operating income of $22.8 million compared to $8.7 million for the six months ended June 30, 2006. Operating income as a percentage of net revenues increased to 10.7% for the six months ended June 30, 2007 as compared to 5.5% for the six months ended June 30, 2006.

Interest expense. Interest expense for the six months ended June 30, 2007 increased $3.2 million, or 24.3%, to $16.5 million from $13.2 million for the six months ended June 30, 2006. Interest expense in 2007 includes an unfavorable non-cash adjustment of $0.3 million to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2006 interest expense included a favorable non-cash adjustment of $0.6 million. The remaining interest expense increase of $2.3 million was primarily attributable to higher interest rates for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 and interest related to an increase in the amount outstanding under our Senior Credit Facility to fund the CLD Acquisition. Interest expense as a percentage of net revenues decreased to 7.7% for the six months ended June 30, 2007 as compared to 8.4% for the six months ended June 30, 2006.

Other expense, net. Other expense, net for the six months ended June 30, 2006 of $0.4 million consists of a mark to market loss related to two foreign exchange hedge agreements. The agreements were entered to control the foreign exchange risk associated with the initial acquisition price of CLD. We paid $0.5 million for the hedges, which decreased in value to $0.1 million as of June 30, 2006. There were no similar costs for the six months ended June 30, 2007.

Income tax provision (benefit). The provision for income taxes for the six months ended June 30, 2007 was $2.1 million, as compared to a tax benefit of $1.6 million for the six months ended June 30, 2006. The effective income tax rate was 33.2% for the six months ended June 30, 2007 as compared to 32.6% for the six months ended June 30, 2006.

Net income (loss). As a result of the foregoing, our net income for the six months ended June 30, 2007 was $4.2 million as compared to a net loss of $3.3 million for the six months ended June 30, 2006. Net income as a percentage of net revenues for the six months ended June 30, 2007 was a positive 2.0% as compared to a negative 2.1% for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2007 will not exceed $10.0 million. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the $60.0 million of additional term loans received in July of 2006, and after giving effect to the scheduled payments and $2.8 million of voluntary prepayments made year to date through June 30, 2007, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2007	$62	$218	$280
2008	1,242	439	1,681
2009	2,637	447	3,084
2010	2,608	392	3,000
2011	2,245	4	2,249
Thereafter	362,142	—	362,142

	$370,936	$1,500	$372,436

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility (approximately $220.0 million at June 30, 2007) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

On September 10, 2007, the Company entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waives, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007. Waivers related to defaults arising from any potential restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006; June 30, 2006; September 30, 2006 and March 31, 2007, are not subject to expiration.

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

At June 30, 2007, there were no borrowings under our Revolving Credit Facility. At June 30, 2007 letters of credit issued on our behalf under the Revolving Credit Facility totaled $32.7 million. At June 30, 2007 we had $22.3 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $22.3 million at June 30, 2007 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 6.00 at June 30, 2007. We are in compliance with this and all other debt related covenants as of June 30, 2007. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility, after giving effect to the $60.0 million of additional term loans received in July of 2006, is repayable in the following aggregate annual amounts:

Year	Amount Due
2007	$—
2008	1,122
2009	2,245
2010	2,245
2011	2,245
Thereafter	212,143

$220,000

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

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 6.00 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.00 to 1.00. As of June 30, 2007 our Consolidated Total Debt to Adjusted EBITDA ratio was 5.64 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.16 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended June 30, 2007.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended				Total
	September 30, 2006 (Restated)	December 31, 2006 (Restated)	March 31, 2007 (Restated)	June 30, 2007
EBITDA	$10,541	$15,456	$14,773	$16,335	$57,105
Finance program adjustments (a)	(1,150)	—	(822)	(77)	(2,049)
Other non-recurring charges (b)	2,815	1,181	752	716	5,464
Other non-cash charges (c)	2,777	222	972	832	4,803
Other expense (d)	120	—	—	—	120

Adjusted EBITDA	$15,103	$16,859	$15,675	$17,806	$65,443

					June 30, 2007
Revolving Credit Facility					—
Senior Credit Facility					220,000
Senior Subordinated Notes					149,477
Other long-term debt and capital lease obligations					2,436
Unrestricted cash held by foreign subsidiaries (e)					(3,000)

Consolidated Total Debt					$368,913

Consolidated Total Debt to Adjusted EBITDA ratio (Restated)					5.64

	Quarter Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	Total
Interest expense	$9,591	$8,344	$8,336	$8,125	$34,396
Non-cash interest	(1,574)	(644)	(816)	(597)	(3,631)
Cash interest on letters of credit	(217)	(221)	(227)	(231)	(896)
Interest income	65	103	89	109	366

Consolidated Cash Interest Expense	$7,865	$7,582	$7,382	$7,406	$30,235

Adjusted EBITDA to Consolidated Cash Interest Expense ratio (Restated)					2.16

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(b)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $3.0 million of costs associated with the closure of the Marianna, Florida production facility which are included in the securitization, impairment and other costs line of our Consolidated Statements of Operations, $0.5 million of investigatory and audit costs related to the restatements, as well as $1.3 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, all of which are included in the selling, general and administrative expense line of our Consolidated Statements of Operations and a periodic accrual of $0.7 million under the one time retention bonus agreement with certain management employees. Under the retention bonus agreement, the executives were entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Alliance Acquisition. These amounts, totaling $2.3 million were paid to the named executives in the quarter ended March 31, 2007.

(c)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $3.2 million of costs associated with the inventory step-up to fair market value recorded at the CLD Acquisition date, which are included in the cost of sales line of our Consolidated Statements of Operations, $1.0 million of non-cash impairment charges related to the LSG Customer Agreement, which are included in the securitization, impairment and other costs line of our Consolidated Statements of Operations and $0.6 million of non-cash incentive compensation expense related to management incentive stock options, which is included in the selling, general and administrative expense line of our Consolidated Statements of Operations.

(d)	Other expense is described as follows:

•

Other expense consists of $0.1 million of mark to market losses for two foreign exchange hedge agreements entered to control the foreign exchange risk associated with the initial acquisition price of CLD, which is included in the other expense line of our Consolidated Statements of Operations.

(e)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), a trust formed by Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. We will sell or contribute all of the trade receivables and certain of the equipment loans that we originate to ALER 2005, which in turn will transfer them to the trust.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of June 30, 2007, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $232.6 million.

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

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2007 was $30.5 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash provided by operating activities for the six months ended June 30, 2007 of $12.6 million was driven by cash generated by operations of $16.0 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $3.4 million. Cash provided by operations included $0.9 million of costs associated with the closure of the Marianna, Florida facility and the transfer of production lines to the Ripon, Wisconsin facility. Working capital requirements for the six months ended June 30, 2007 increased for inventories and accounts payable, with a decrease in working capital for beneficial interests in securitized accounts receivable. The working capital investment in inventories at June 30, 2007 of $57.2 million increased $5.3 million as compared to the balance of $51.9 million at December 31, 2006 due to seasonal inventory increases and purchases of raw materials at special pricing. The working capital investment in beneficial interests in securitized accounts receivable decreased $1.7 million due to a decrease in the total trade receivables available to sell into the Asset Backed Facility as compared to December 31, 2006.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2007 and June 30, 2006 were $4.4 million and $2.5 million, respectively. Capital spending in the first six months of 2007 was principally oriented toward Ripon, Wisconsin space requirements for acquired service part inventories, computer infrastructure requirements and product enhancements. Capital spending in the first six months of 2006 was principally oriented toward the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, product enhancements and computer purchases.

Proceeds on the disposition of assets within the consolidated statements of cash flows for the six months ended June 30, 2007 includes $0.8 million of proceeds from the sale of the Portland, Tennessee facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a new exposure draft is anticipated in the second quarter of 2008.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156 amends certain aspects of SFAS No. 140 by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for us on January 1, 2007 and did not have any impact on our consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 have been adopted and did not affect our consolidated financial statements. See Note 12 “Income Taxes” for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for the company on January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for us beginning January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Effective March 4, 2005 we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $0.5 million during the six months ended June 30, 2007. The fair value of this interest rate swap agreement, which represents the amount that we would receive upon a settlement of this instrument, was $0.8 million at June 30, 2007.

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid nineteen thousand dollars during the six months ended June 30, 2007. The fair value of this interest rate swap agreement, which represents the amount that we would pay upon a settlement of this instrument, was $0.1 million at June 30, 2007.

During the second quarter of 2007, we entered into foreign exchange contracts with Fortis Bank NV to hedge a portion of our foreign exchange risk related to purchases by Alliance International BVBA from Alliance Laundry Systems LLC. The fair value of these foreign currency exchange contracts, which represents the amount that we would owe upon a settlement of these instruments, was six thousand dollars at June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

As a result of the internal investigations conducted by management and the audit committee of the Board of Directors, our Chief Financial Officer and our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of the material weakness described below. Notwithstanding this material weakness, our management, including our Chief Financial Officer and our Chief Executive Officer, have concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for each of the periods presented.

In connection with the assessment described above, management has identified a material weakness in its internal control over financial reporting as of June 30, 2007, related to ineffective controls over the completeness and accuracy of unvouched payables and related transactions impacting inventory and cost of goods sold. The material weakness over the completeness and accuracy of unvouched payables is further described in the control deficiencies noted below:

1.	We did not timely reconcile open receivers per our inventory management system with unvouched payables per our general ledger and such reconciliations were not adequately reviewed and validated. In addition, the procedures documenting the reconciliation of unvouched payables were not adequate.

2.	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. This deficiency resulted in a material error in the accounting for unvouched payables related to the receipt of inventories.

3.	We did not maintain effective policies and procedures relating to the computation of unvouched payables. Specifically, our policies and procedures did not provide for sufficient review and validation of the underlying assumptions and methodologies utilized in determining consignment inventory and unvouched payables.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company is currently in the process of developing and implementing remediation plans to address its material weakness. Specific remedial actions that have or are being taken for the material weakness described above are as follows:

1.	Establishment of requirements for timely reconciliation of unvouched payables, including:

•	Hiring additional technical accounting personnel to address accounting and financial reporting requirements.

•	Documenting the reconciliation processes and adequate training of appropriate accounting personnel.

•	Implementation of a process that ensures the timely review and approval of accounting transactions by qualified accounting personnel.

•	Requiring that analyses of all significant non-routine transactions be reviewed by senior management.

•	Developing improved monitoring controls in the accounting department.

2.	Improving technical accounting knowledge and experience in the application of generally accepted accounting principles, including:

•	Replacing the Plant Controller and hiring a Cost Manager for the Ripon, Wisconsin manufacturing facility to address plant accounting and financial reporting requirements.

•	Assessing the technical accounting capabilities of its personnel to ensure the right complement of knowledge, skills and training.

•	Training technical accounting personnel on new policies and procedures related to unvouched payables.

3.	Update the computation of unvouched payables and consignment inventory, including:

•	Creating an enhanced database that more closely measures open receivers for inventory receipts and items cleared to vouched payables.

•	Implementing new policies and procedures requiring a detailed and comprehensive review of the underlying information supporting the amounts removed from unvouched payables for consignment inventory.

•	Enhancing communication and collaboration between the accounting department and the purchasing department.

•	Separating inter-plant transfer and purchased finished goods receipts into separate accounts to facilitate control and monitoring activities.

•	Assigning monitoring and control activities to the new Plant Controller and upgrading the accounting function through the hiring of additional accountants with relevant experience.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 “Controls and Procedures,” for a more complete understanding of the matters covered by such certifications.

We are continuing to perform the systems and process evaluation testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on the internal control over financial reporting which will be required for the fiscal year ending December 31, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 10 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may”, “plan”, “seek”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation and other risks listed from time to time in our reports, including but not limited to our 2006 Annual Report on Form 10-K/A (file no. 333-56857) filed with the SEC on October 26, 2007. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 10 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors. No material changes to the risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE	Chief Executive Officer	11-5-07
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	11-5-07
Bruce P. Rounds

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE	Chief Executive Officer	11-5-07
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	11-5-07
Bruce P. Rounds

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE	Chief Executive Officer	11-5-07
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	11-5-07
Bruce P. Rounds