Form 10-Q
period 2007-09-30
ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP
filed 2007-11-13
CIK 1063698, 1063699, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of November 13, 2007: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended September 30, 2007

		Page No.
PART I	Financial Information

Item 1.	Financial Statements, Unaudited

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (Restated)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006 (Restated)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006 (Restated)	5

	Condensed Consolidated Statements of Member(s)’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2007 and September 30, 2006 (Restated)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II	Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2007	December 31, 2006 (Restated)
Assets
Current assets:
Cash and cash equivalents	$10,613	$11,221
Accounts receivable, net	26,737	24,523
Inventories, net	61,400	51,915
Beneficial interests in securitized accounts receivable	28,579	28,641
Deferred income tax asset, net	2,729	3,202
Prepaid expenses and other	3,187	4,804

Total current assets	133,245	124,306
Notes receivable, net	3,528	4,018
Property, plant and equipment, net	71,924	73,789
Goodwill	183,078	180,269
Beneficial interests in securitized financial assets	20,138	18,055
Deferred income tax asset, net	10,677	10,677
Debt issuance costs, net	8,703	10,318
Intangible assets, net	148,857	152,890

Total assets	$580,150	$574,322

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$230	$526
Revolving credit facility	—	—
Accounts payable	34,802	27,636
Deferred income tax liability, net	—	216
Other current liabilities	34,710	37,085

Total current liabilities	69,742	65,463
Long-term debt and capital lease obligations:
Senior credit facility	215,000	224,000
Senior subordinated notes	149,500	149,430
Other long-term debt and capital lease obligations	2,140	2,159
Deferred income tax liability, net	6,502	6,137
Other long-term liabilities	10,693	10,742

Total liabilities	453,577	457,931
Commitments and contingencies (see Note 10)
Member(s)’ equity	126,573	116,391

Total liabilities and member(s)’ equity	$580,150	$574,322

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006 (Restated)
Net revenues:
Equipment and service parts	$111,396	$92,529	$320,856	$248,738
Equipment financing, net	1,981	2,601	6,013	4,802

Net revenues	113,377	95,130	326,869	253,540
Cost of sales	86,479	74,257	244,380	196,162

Gross profit	26,898	20,873	82,489	57,378

Selling, general and administrative expense	15,728	13,010	47,761	36,837
Securitization, impairment and other costs	32	1,647	782	5,571

Total operating expenses	15,760	14,657	48,543	42,408

Operating income	11,138	6,216	33,946	14,970

Interest expense	9,410	9,591	25,871	22,833
Other expense, net	—	120	—	480

Income (loss) before taxes	1,728	(3,495)	8,075	(8,343)
Provision (benefit) for income taxes	523	532	2,631	(1,050)

Net income (loss)	$1,205	$(4,027)	$5,444	$(7,293)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006 (Restated)
Cash flows from operating activities:
Net income (loss)	$5,444	$(7,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,222	16,420
Non-cash interest expense	719	316
Non-cash executive unit compensation	2,706	1,215
Non-cash trademark impairment	—	1,400
Non-cash inventory expense	—	2,726
Deferred income taxes	160	(1,584)
Loss on sale of property, plant and equipment	70	175
Changes in assets and liabilities:
Accounts receivable	(1,912)	5,383
Inventories	(8,875)	(13,722)
Other assets	(228)	(3,768)
Accounts payable	6,561	3,126
Other liabilities	(5,657)	(2,076)

Net cash provided by operating activities	13,210	2,318

Cash flows used in investing activities:
Additions to property, plant and equipment	(5,931)	(4,046)
Acquisition of businesses, net of cash acquired	—	(77,933)
Proceeds on disposition of assets	1,178	1,129

Net cash used in investing activities	(4,753)	(80,850)

Cash flows (used in) provided by financing activities:
Principal payments on long-term debt	(9,428)	(8,023)
Net increase in revolving line of credit borrowings	—	6,000
Proceeds from senior term loan	—	60,000
Issuance of common stock	—	23,493
Repurchase of common stock	—	(30)
Debt financing costs	—	(1,334)

Net cash (used in) provided by financing activities	(9,428)	80,106

Effect of exchange rate changes on cash and cash equivalents	363	549

(Decrease) increase in cash and cash equivalents	(608)	2,123
Cash and cash equivalents at beginning of period	11,221	5,075

Cash and cash equivalents at end of period	$10,613	$7,198

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,488	$23,878
Cash paid for income taxes	1,442	79

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Member(s)’ Equity	Minimum Pension Liability and Other Benefits	Unrealized Holding Gain on Residual Interests, Net	Foreign Currency Translation Adjustment	Total Member(s)’ Equity
Balances at December 31, 2005	$94,583	$(751)	$1	$—	$93,833
Equity contribution	23,493				23,493
Repurchased stock	(30)	—	—	—	(30)
Net loss (Restated)	(7,293)	—	—	—	(7,293)
Change in minimum pension liability, net		751			751
Foreign currency translation adjustment	—	—	—	(760)	(760)

Total comprehensive loss (Restated)					(7,302)

Balances at September 30, 2006 (Restated)	$110,753	$—	$1	$(760)	$109,994

Balances at December 31, 2006 (Restated)	$114,616	$(25)	$—	$1,800	$116,391
Net income	5,444	—	—	—	5,444
Change in minimum pension liability, net	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	4,713	4,713

Total comprehensive income					$10,182

Balances at September 30, 2007	$120,060	$—	$—	$6,513	$126,573

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

On July 14, 2006 we completed the acquisition of Laundry System Group NV’s commercial laundry division operations. See Note 4, “Acquisition and Related Activity,” for further discussion.

Throughout this quarterly report, we refer to Alliance Holdings, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” and “us,” unless otherwise indicated. The reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended September 30, 2007 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned subsidiary, Alliance Laundry Systems LLC and its consolidated subsidiaries.

These interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in Alliance Holdings’ annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of our financial position and operating results for the periods presented. See Note 2, “Restatement of Financial Statements,” for a description of the restatements as of and for the year ended December 31, 2006 and as of and for the quarter ended March 31, 2007. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This report on Form 10-Q for the period ended September 30, 2007 should be read in conjunction with the audited financial statements presented in the Company’s December 31, 2006 Annual Report on Form 10-K/A (file no. 333-56857) filed with the Securities and Exchange Commission (“SEC”) on October 26, 2007.

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

A more detailed explanation for those restatements can be found in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2006 and in the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2007, in each case as filed with the SEC on October 26, 2007. Restatements of interim periods for 2006 are reflected within the Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Comprehensive Income herein.

As a result of the restatement, the Company obtained an amendment and waiver to its Senior Credit Facility. See Note 9, “Debt,” for further discussion.

There was no impact from the restatement to the unaudited Condensed Consolidated Statement of Operations for the quarter ended September 30, 2006. The following table presents the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006, as adjusted to reflect the impact of the restatement:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2006
	As Previously Reported	Effect of Restatement	Restated
Net revenues:
Equipment and service parts	$248,738	$—	$248,738
Equipment financing, net	4,802	—	4,802

Net revenues	253,540	—	253,540
Cost of sales	194,002	2,160	196,162

Gross profit	59,538	(2,160)	57,378

Selling, general and administrative expense	37,496	(659)	36,837
Securitization, impairment and other costs	5,571	—	5,571

Total operating expenses	43,067	(659)	42,408

Operating income	16,471	(1,501)	14,970

Interest expense	22,833	—	22,833
Other expense, net	480	—	480

Loss before taxes	(6,842)	(1,501)	(8,343)
Provision (benefit) for income taxes	(480)	(570)	(1,050)

Net loss	$(6,362)	$(931)	$(7,293)

The following table presents the major subtotals for the Company’s unaudited Condensed Consolidated Statement of Cash Flows and the related impact of the restatement adjustments discussed above for the nine months ended September 30, 2006:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2006
	As Previously Reported	Restated
Net cash provided by (used in):
Operating activities	$3,002	$2,318
Investing activities	(80,870)	(80,850)
Financing activities	80,082	80,106
Effect of exchange rate changes on cash and cash equivalents	(91)	549

Net change in cash and cash equivalents	2,123	2,123
Cash and cash equivalents, beginning of year	5,075	5,075

Cash and cash equivalents, end of year	$7,198	$7,198

The correction of the errors related to the accounting for unvouched payables did not have any impact on the major subtotals in the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 as previously reported. The restated column above does reflect the correction of an immaterial error in the statement of cash flows resulting from an error in the calculation of the effect of exchange rate changes on cash and cash equivalents. Cash flows from operations and the effect of exchange rate changes on cash and cash equivalents were correctly reported in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2006.

The following table presents the unaudited Condensed Consolidated Statement of Comprehensive (Loss) for the nine months ended September 30, 2006, reflecting the impact of the restatement:

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF

COMPREHENSIVE (LOSS)

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2006
	As Previously Reported	Restated
Net (loss)	$(6,362)	$(7,293)
Change in minimum pension liability and other benefits, net	751	751
Foreign currency translation adjustment	(760)	(760)

Total comprehensive (loss)	$(6,371)	$(7,302)

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

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 amends certain aspects of SFAS No. 140 by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for the Company on January 1, 2007 and did not have any impact on the Company’s consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 have been adopted and did not affect the Company’s consolidated financial statements. See Note 12, “Income Taxes,” for further discussion.

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

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007, as the Company does not have publicly traded equity securities. At this time, the impact of adoption of SFAS No. 158 on the Company’s consolidated financial position is being assessed.

In February 2007 the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

The sources and uses of funds in connection with the CLD Acquisition are summarized below:

Sources:
Cash from operations	$3,752
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$87,245

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,988
Fees and expenses	5,959
Facility closure reserve	5,221

Total uses	$87,245

The allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount
Current assets, net of cash acquired	$44,117
Property, plant and equipment	14,477
Goodwill	40,403
Other intangible assets	16,458
Debt issuance costs	1,335
Other noncurrent assets	1,574

Total assets	118,364

Current liabilities	19,010
Noncurrent liabilities	12,109

Total liabilities	31,119

Net assets acquired	$87,245

The allocation of the CLD Acquisition price to intangible assets and associated lives is summarized below:

	Amount	Life
Intangible assets—trademarks and tradenames	$2,977	Indefinite
Intangible assets—Europe customer agreements and distributor network	3,210	20 Years
Intangible assets—U.S. customer agreements and distributor network	1,017	5 Years
Intangible assets—engineering and manufacturing designs and processes	7,454	6.5 Years
Intangible assets—noncompete agreement	1,723	2 Years
Intangible assets—computer software and other	77	< 3 Years

Total	$16,458

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

The following table summarizes the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets.

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at September 30, 2007
One-time termination benefits	$2,278	$44	$—	$(683)	$1,639
Other labor related costs	116	429	—	(418)	127
Relocation of tooling and equipment	706	—	(389)	(317)	—
Other related expenses	85	136	—	(221)	—

	$3,185	$609	$(389)	$(1,639)	$1,766

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

NOTE 5. RESTRUCTURING AND OTHER ITEMS

Asset Impairment Charge

On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which discontinuance was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge of $1.4 million for impairment in the quarter ended March 31, 2006 for the reduction in the value of the Ajax trademark resulting from such discontinuance. The non-cash impairment charge recorded in the quarter ended March 31, 2006 was a result of the Company’s determination that the best course of action for the Ajax trademark would be to sell this product line to a third party. This amount is recorded within the securitization, impairment and other costs line item of the Condensed Consolidated Statements of Operations.

Costs Associated With Exit or Disposal Activities

On October 12, 2005 the Company committed to a plan to close its Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into its existing Ripon, Wisconsin operations. The Company substantially completed the Facility closure and consolidation as of July 30, 2006.

The total cash costs and expenses associated with the Facility closure and transition of product lines to Wisconsin are estimated to be approximately $10.5 million, comprised of (1) approximately $3.3 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.4 million of other related expenses. Of the $10.5 million, $0.9 million was incurred in the nine months ended September 30, 2007; $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred in the period January 28, 2005 through December 31, 2005. The remaining $0.2 million is expected to be incurred prior to December 31, 2009 and relates primarily to continuing Facility costs prior to disposition.

The table below summarizes the costs incurred for each of the specified periods and also summarizes where such costs are reflected in the Company’s Condensed Consolidated Statements of Operations:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash costs:
One-time termination benefits and relocation	$325	$2,257
Other labor related costs	90	2,110
Relocation of the Facility’s tooling and equipment	113	1,726
Other related expenses	339	1,850

Total cash costs	867	7,943

Noncash costs:
Pension curtailment benefit	—	(507)
Retiree medical curtailment benefit	—	(619)

Total noncash costs	—	(1,126)

Total closure costs	$867	$6,817

Selling, general and administrative expense	$85	$2,646
Securitization, impairment and other costs	782	4,171

Total closure costs	$867	$6,817

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

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the note receivables sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of note receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Unrealized gains and losses resulting from changes in the estimated fair value of the Company’s retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest in accordance with EITF 99-20.

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes (the “Notes”), which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of September 30, 2007, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $232.2 million.

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

At September 30, 2007 our retained interest in trade accounts receivable sold to ALER 2005 was $28.6 million and our estimated fair value of beneficial interests in notes sold was $20.1 million. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. These estimates are consistent with the methods used as of December 31, 2006.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the nine months ended September 30, 2007 are summarized below:

Goodwill
Balance at December 31, 2006	$180,269
Change in CLD Acquisition Goodwill	726
Currency translation	2,083

Balance at September 30, 2007	$183,078

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

	Nine Months Ended
	September 30, 2007	September 30, 2006
Amortization expense	$5,101	$3,972

The following is a summary of identifiable intangible assets as of September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006 (Restated)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,961	$—	$112,961	$112,778	$—	$112,778
Customer agreements and distributor network	31,149	9,257	21,892	30,893	6,491	24,402
Engineering and manufacturing designs and processes	15,789	3,305	12,484	15,269	1,793	13,476
Noncompete agreements	1,910	1,154	756	1,772	406	1,366
Patents	331	22	309	276	14	262
Computer software and other	1,108	653	455	1,075	469	606

	$163,248	$14,391	$148,857	$162,063	$9,173	$152,890

NOTE 8. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following:

	September 30, 2007	December 31, 2006 (Restated)
Materials and purchased parts	$29,200	$23,127
Work in process	6,243	7,826
Finished goods	28,747	23,363
Inventory reserves	(2,790)	(2,401)

	$61,400	$51,915

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

On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement under which the Company has outstanding $215.0 million of borrowings at September 30, 2007 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

On July 14, 2006, as a result of the CLD Acquisition, the Company assumed certain capital lease obligations which consist primarily of a capital lease obligation of approximately $1.5 million for a laser cutter in its Wevelgem, Belgium facility. This capital lease commenced in November 2005 and requires monthly payments of approximately $36 thousand through October 2010.

On September 10, 2007, the Company entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waives, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007. The required financial statements were provided to the Administrative Agent on November 12, 2007. Waivers related to defaults arising from any potential restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007, are not subject to expiration.

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

As a result of the Amendment and Waiver, the Company incurred fees of $0.7 million which are included in interest expense within the Condensed Consolidated Statements of Operations for the fiscal quarter ended September 30, 2007.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The accrual at December 31, 2006 and September 30, 2007 for the matters referred to above totaled $0.7 million and $1.3 million, respectively.

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

NOTE 11. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary entered into the $330.0 million Asset Backed Facility as described in Note 6 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2007 was $31.3 million.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Balance at beginning of period	$7,194	$4,109
Acquired product warranty liability	—	2,011
Currency translation adjustment	108	(5)
Accruals for current and pre-existing warranties issued during the period	4,090	3,186
Settlements made during the period	(3,606)	(2,331)

Balance at end of period	$7,786	$6,970

NOTE 12. INCOME TAXES

The income tax provision for the nine months ended September 30, 2007 was determined by applying an estimated annual effective income tax rate of 32.6% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the nine months ended September 30, 2006 was 12.6%, which was significantly impacted by a federal energy credit for 2006.

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

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in its liability for unrecognized income tax benefits, including interest and penalties. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. The Company did not have any tax liability recorded for unrecognized tax benefits, including interest and penalties, as of January 1, 2007 and September 30, 2007. The Company intends to recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.

During the next twelve months, the Company expects that its unrecognized tax benefits (including interest and penalties) will not change significantly and will not impact the effective rate.

NOTE 13. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three months ended September 30, 2007 and 2006 are as follows (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$409	$336	$34	$15
Interest cost	905	769	36	24
Expected return on assets	(1,198)	(826)	—	19
Amortization of net obligation	—	(138)	—	—
Amortization of prior service cost	—	—	(4)	(4)
Amortization of loss	—	—	8	—

Net periodic benefit cost	$116	$141	$74	$54

The components of periodic benefit costs for these plans for the periods presented are as follows (in thousands):

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$1,225	$1,278	$102	$69
Interest cost	2,715	2,217	106	83
Expected return on assets	(3,593)	(2,610)	—	19
Amortization of net obligation	—	(138)	—	—
Amortization of prior service cost	—	—	(12)	(15)
Amortization of loss	—	—	25	—
Curtailment gain	—	(513)	—	(619)

Net periodic benefit cost	$347	$234	$221	$(463)

Employer Contributions

In the quarter ended September 30, 2007, we made a voluntary contribution of approximately $1.8 million to the pension plan. No further contributions are expected for the remainder of 2007.

NOTE 14. STOCK-BASED COMPENSATION

On January 27, 2005 ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. ALH has granted a total of 127,972 stock options among certain members of management. The granted options entitle the members of management to purchase shares of ALH’s common stock at an option price which averages $103.10 per share, subject to certain requirements. As of September 30, 2007, stock options represented an aggregate of 8.7% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. Sixty-one percent (61%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. The remaining 39% of the options granted are “performance options” that have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH.

A total of 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and ALH granted 7,605 new options to a new member of the executive staff in 2007. No further options have been issued since December 31, 2006 and no options were exercised in the period ended September 30, 2007. Based upon a valuation of all granted stock options, we recognized $0.9 million and $0.1 million of compensation expense for the three months ended September 30, 2007 and September 30, 2006, respectively and we recognized $2.7 million and $1.2 million of compensation expense for the nine months ended September 30, 2007 and September 30, 2006, respectively. No expense was recognized for the three and nine month periods ended September 30, 2007 or for the three and nine month periods ended September 30, 2006 for the performance options as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

NOTE 15. SEGMENT INFORMATION

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into three reportable segments. Commercial laundry equipment sales to domestic and international markets, which are serviced by the U.S. operations, are combined to form the commercial laundry segment. The commercial laundry segment also includes amounts related to our finance program which supports our commercial laundry operations. Our second reportable segment is consumer laundry, which includes consumer laundry equipment sales to domestic and Canadian distributors. Our third reportable segment is our European Operations, which were acquired in the July 14, 2006 CLD Acquisition. Service parts is not considered a separate segment as service operations results are not reviewed as a separate operating entity and service operations are required to support both commercial laundry and consumer laundry segments. However, the service operations are also not internally allocated to the commercial laundry equipment segment or the consumer laundry segment and as such, we have chosen to show the service operations separately. Similarly, worldwide eliminations are not considered a reportable segment. However, we do not actively manage or evaluate the worldwide eliminations as a portion of any other segment. For that reason, we have chosen not to commingle these amounts with other actively managed segments.

Our assets and liabilities, including inventory, trade receivables, property, plant and equipment and accounts payable are not reviewed by segment for commercial laundry, consumer laundry and service parts by management for making operating decisions and assessing performance. Such information would not be useful due to common manufacturing lines and significant shared components across all product lines for commercial laundry, consumer laundry and service parts. Assets are reviewed for the European Operations separate from the Company’s other reportable segments. As such, assets, capital expenditures and depreciation and amortization have been provided below for U.S. operations separate from European Operations.

The Company’s primary measure of operating performance is gross profit which does not include an allocation of any selling expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for our operating units, the Company does not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance. Net sales and gross profit as determined by the Company for its operating segments for the three months ended September 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended
	September 30, 2007	September 30, 2006 (Restated)
Net Revenues:
Commercial laundry	$84.8	$70.4
Consumer laundry	4.3	4.0
Service parts	12.6	12.1
European Operations	18.6	16.7
Worldwide eliminations	(6.9)	(8.1)

	$113.4	$95.1

Gross Profit:
Commercial laundry	$27.1	$23.4
Consumer laundry	—	—
Service parts	4.7	5.1
European Operations	4.6	6.0
Worldwide eliminations	—	(1.6)

	36.4	32.9

Other manufacturing costs	(9.5)	(12.0)

Gross profit as reported	$26.9	$20.9

Depreciation and Amortization:
U.S. Operations	$3.8	$4.6
European Operations	$1.0	$0.6

Capital Expenditures:
U.S. Operations	$1.1	$1.4
European Operations	$0.4	$0.1

Assets:
U.S. Operations	$484.2	$487.5
European Operations	$95.9	$86.8

Net sales and gross profit as determined by the Company for its operating segments for the nine months ended September 30, 2007 and 2006 are as follows (in millions):

	Nine Months Ended
	September 30, 2007	September 30, 2006 (Restated)
Net Revenues:
Commercial laundry	$231.6	$200.1
Consumer laundry	15.5	10.8
Service parts	39.1	34.0
European Operations	61.3	16.7
Worldwide eliminations	(20.6)	(8.1)

	$326.9	$253.5

Gross Profit:
Commercial laundry	$76.8	$66.1
Consumer laundry	(0.2)	(0.2)
Service parts	15.5	14.2
European Operations	15.7	6.0
Worldwide eliminations	0.1	(1.6)

	107.9	84.5

Other manufacturing costs	(25.4)	(27.1)

Gross profit as reported	$82.5	$57.4

Depreciation and Amortization:
U.S. Operations	$11.3	$15.8
European Operations	$2.9	$0.6

Capital Expenditures:
U.S. Operations	$4.9	$3.9
European Operations	$1.0	$0.1

Assets:
U.S. Operations	$484.2	$487.5
European Operations	$95.9	$86.8

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 139. SFAS No. 133 as amended requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $0.7 million for the nine months ended September 30, 2007 and a loss of $0.2 million for the nine months ended September 30, 2006. The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $0.4 million for the three months ended September 30, 2007 as compared to a loss of $0.8 million for the three months ended September 30, 2006.

During the third quarter of 2007, we entered into foreign exchange contracts with Fortis Bank NV to hedge a portion of our foreign exchange risk related to purchases by Alliance International BVBA from Alliance Laundry Systems LLC. The fair value of these foreign currency exchange contracts, which represents the amount that we would owe upon a settlement of these instruments, was sixty-two thousand dollars at September 30, 2007.

During the third quarter of 2007, we entered into commodity hedge contracts with LaSalle National Bank NA to hedge a portion of our nickel commodity risk related to stainless steel purchases by Alliance Laundry Systems LLC. The fair value of these commodity hedge contracts, which represents the amount that we would receive upon a settlement of these instruments, was $0.1 million at September 30, 2007.

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

We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We anticipate growth in demand for commercial laundry equipment in international markets as well, especially in developing countries where laundry processing has historically been far less sophisticated than in North America. In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. Customers are also moving toward equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating costs.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. All dollar amounts are in thousands unless otherwise indicated.

RECENT DEVELOPMENTS

Restatement of Financial Information. As previously disclosed on August 15, 2007, we were unable to file our Form 10-Q for the period ended June 30, 2007 on a timely basis due to the continuance of procedures required to reconcile unvouched payables related to inventory and efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of disclosure controls and procedures concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. For additional information regarding our assessment of disclosure controls and procedures, see Item 4, “Controls and Procedures,” of this Form 10-Q and Item 9A, “Controls and Procedures,” of our 2006 Form 10-K/A filed with the SEC on October 26, 2007.

As a result of management’s investigations, we identified errors in our reconciliation of unvouched payables related to inventory which resulted in the understatement of the Company’s accounts payable, inventory and cost of sales in previously reported financial statements. Consequently, management determined that our previously issued consolidated financial statements as of and for the year ended December 31, 2006, and our condensed consolidated financial statements as of and for the quarter ended March 31, 2007, should be restated to correct for such errors and other departures from generally accepted accounting principles (GAAP). The financial statements contained in this Quarterly Report on Form 10-Q incorporate the effects of the adjustments associated with the correction of these errors. For further details regarding management’s investigations and restatement of financial results, see Note 2, “Restatement of Financial Statements,” which accompanies the financial statements in Item 1 of this report.

CLD Acquisition. On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s commercial laundry division (“CLD”) operations. Our results of operations for the nine months ended September 30, 2007 include the acquired business’ performance. The comparative period for the nine months ended September 30, 2006 includes CLD performance subsequent to the July 14, 2006 acquisition.

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

In connection with the CLD Acquisition, we have undertaken certain restructurings of the acquired business, including the Discontinuation and Closure referred to above. The following table summarizes the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at September 30, 2007
One-time termination benefits	$2,278	$44	$—	$(683)	$1,639
Other labor related costs	116	429	—	(418)	127
Relocation of tooling and equipment	706	—	(389)	(317)	—
Other related expenses	85	136	—	(221)	—

	$3,185	$609	$(389)	$(1,639)	$1,766

On October 31, 2006 the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximated its carrying value. This transaction was completed in January 2007 and was subject to customary closing conditions.

Credit Agreement Amendment. On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement, under which the Company has outstanding $215.0 million of borrowings at September 30, 2007, to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

See the “Liquidity and Capital Resources” section of the MD&A for details of the Amendment and Waiver to the Senior Credit Facility dated September 10, 2007.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(Dollars in millions)
Net revenues:
Commercial laundry	$84.8	$70.4
Consumer laundry	4.3	4.0
Service parts	12.6	12.1
European Operations	18.6	16.7
Worldwide eliminations	(6.9)	(8.1)

	$113.4	$95.1

Net revenues. Net revenues for the quarter ended September 30, 2007 increased $18.3 million, or 19.2%, to $113.4 million from $95.1 million for the quarter ended September 30, 2006. This increase was attributable to higher commercial laundry revenues of $14.4 million, higher consumer laundry revenue of $0.3 million, higher service parts revenue of $0.5 million, CLD Acquisition related sales of $1.9 million from the European Operations and lower worldwide sales eliminations of $1.2 million. The increase in commercial laundry revenues includes $11.2 million of higher North American commercial equipment revenue and $6.2 million of higher international revenue, partially offset by $2.4 million of lower net sales resulting from the acquisition of CLD’s U.S. operations and $0.6 million of lower earnings from our off-balance sheet equipment financing program. Base business revenue for North America, which excludes revenues from the CLD Acquisition, increased for coin-operated, on-premise laundry and multi-housing customers. Revenue for international customers was higher in Europe and the Middle East. The increase in service parts revenue includes $1.4 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $3.9 million for the U.S. operations.

Gross profit. Gross profit for the quarter ended September 30, 2007 increased $6.0 million, or 28.9%, to $26.9 million from $20.9 million for the quarter ended September 30, 2006. This increase was due to $5.1 million of margins from increased sales volumes in the base business, $3.9 million of price increases in the base business, $0.6 million of labor efficiency from the Marianna facility consolidation, $0.4 million of lower depreciation expense in the U.S. operations and $0.4 million of gross profit from the European Operations. Additionally, the prior year included $2.7 million of expense related to an inventory step-up to fair market value recorded as part of the CLD Acquisition and $0.5 million of Marianna transition related inefficiencies, with no similar expense for the quarter ended September 30, 2007. These increases in gross profit were offset by $0.6 million of lower earnings from our off-balance sheet equipment financing program and $7.0 million of higher raw material costs and product distribution costs within the base business. Gross profit as a percentage of net revenues increased to 23.7% for the quarter ended September 30, 2007 from 21.9% for the quarter ended September 30, 2006.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended September 30, 2007 increased $2.7 million, or 20.9%, to $15.7 million from $13.0 million for the quarter ended September 30, 2006. The increase in selling, general and administrative expense was due primarily to an increase of $0.8 million in non-cash compensation, $0.7 million of increased selling, general and administrative expense resulting from the CLD Acquisition, $0.6 million of investigatory and audit costs related to the restatements, $0.7 million of increased selling and marketing expenses in the base business to support the sales growth and $0.5 million of higher product engineering expense in the base business and $0.3 million of costs related to Sarbanes-Oxley compliance. Selling, general and administrative expense for the quarter ended September 30, 2006 includes costs related to the transfer of production lines from Marianna, Florida to Ripon, Wisconsin of $0.9 million, with no similar costs for the quarter ended September 30, 2007. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 13.9% for the quarter ended September 30, 2007 as compared to 13.7% for the quarter ended September 30, 2006.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended September 30, 2007 decreased $1.6 million, or 98.1%, to $32.0 thousand from $1.6 million for the quarter ended September 30, 2006. Securitization, impairment and other costs for the quarter ended September 30, 2006 are comprised of $1.6 million of Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues was 1.7% for the quarter ended September 30, 2006.

Operating income. As a result of the foregoing, operating income for the quarter ended September 30, 2007 increased $4.9 million, to operating income of $11.1 million compared to $6.2 million for the quarter ended September 30, 2006. Operating income as a percentage of net revenues increased to 9.8% for the quarter ended September 30, 2007 as compared to 6.5% for the quarter ended September 30, 2006.

Interest expense. Interest expense for the quarter ended September 30, 2007 decreased $0.2 million, or 1.9%, to $9.4 million from $9.6 million for the quarter ended September 30, 2006. Interest expense in 2007 includes an unfavorable non-cash adjustment of $0.4 million to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2006 interest expense included an unfavorable non-cash adjustment of $0.8 million. Interest expense as a percentage of net revenues decreased to 8.3% for the quarter ended September 30, 2007 as compared to 10.1% for the quarter ended September 30, 2006.

Other expense, net. Other expense, net for the quarter ended September 30, 2006 of $0.1 million consists of a mark to market loss related to two foreign exchange hedge agreements. The agreements were entered to control the foreign exchange risk associated with the initial acquisition price of CLD. There were no similar costs for the quarter ended September 30, 2007.

Income tax provision. The provision for income taxes for the quarter ended September 30, 2007 was $0.5 million as compared to a provision of $0.5 million for the quarter ended September 30, 2006. The effective income tax rate was 30.3% for the quarter ended September 30, 2007 as compared to negative 15.2% for the quarter ended September 30, 2006. The effective rate for the quarter ended September 30, 2006 was significantly impacted by a federal manufacturer’s tax credit for energy efficient topload and frontload washers.

Net income (loss). As a result of the foregoing, our net income for the quarter ended September 30, 2007 was $1.2 million as compared to a net loss of $4.0 million for the quarter ended September 30, 2006. Net income as a percentage of net revenues for the quarter ended September 30, 2007 was a positive 1.1% as compared to a negative 4.2% for the quarter ended September 30, 2006.

The following table sets forth our consolidated net revenues for the periods indicated:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Dollars in millions)
Net revenues:
Commercial laundry	$231.6	$200.1
Consumer laundry	15.5	10.8
Service parts	39.1	34.0
European Operations	61.3	16.7
Worldwide eliminations	(20.6)	(8.1)

	$326.9	$253.5

Net revenues. Net revenues for the nine months ended September 30, 2007 increased $73.4 million, or 28.9%, to $326.9 million from $253.5 million for the nine months ended September 30, 2006. This increase was attributable to higher commercial laundry revenues of $31.5 million, higher consumer laundry revenue of $4.7 million, higher service parts revenue of $5.1 million and higher revenue of $44.6 million from the European Operations due to the CLD Acquisition, offset by $12.5 million of worldwide sales eliminations. The increase in commercial laundry revenues includes $16.2 million of higher North American commercial equipment revenue, $9.6 million of higher international revenue, $4.4 million of higher net sales resulting from the acquisition of CLD’s U.S. operations, and $1.2 million of higher earnings from our off-balance sheet equipment financing program. Revenue for North America was lower for the discontinued Ajax equipment product line, with revenue increases for coin-operated, on-premise laundry, and multi-housing customers. Revenue for international customers was higher in Europe, Asia, Latin America and the Middle East. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The increase in service parts revenue includes $4.6 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $10.6 million for the U.S. operations.

Gross profit. Gross profit for the nine months ended September 30, 2007 increased $25.1 million, or 43.8%, to $82.5 million from $57.4 million for the nine months ended September 30, 2006. This increase was due to higher gross profit of $14.8 million from the European Operations due to the CLD Acquisition, $10.6 million of price increases in the U.S. operations, $1.8 million of increased gross profit resulting from CLD’s U.S. operations, $4.2 million of lower depreciation expense in the U.S. operations and $2.5 million of margins related to the higher service parts sales. Additionally, within the base business, gross profit increased due to $7.1 million of margins from increased sales volume and $1.2 million of higher earnings from our off-balance sheet equipment financing program. These increases in gross profit were offset by $0.7 million of increased medical costs and $16.4 million of higher raw material costs, product distribution costs and warranty expense within the base business. Gross profit as a percentage of net revenues increased to 25.2% for the nine months ended September 30, 2007 from 22.6% for the nine months ended September 30, 2006.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2007 increased $11.0 million, or 29.7%, to $47.8 million from $36.8 million for the nine months ended September 30, 2006. The increase in selling, general and administrative expense was due primarily to approximately $8.2 million of increased selling, general and administrative expense resulting from the CLD Acquisition, an increase of $1.5 million in non-cash compensation, $1.4 million of increased base business engineering costs to support new and improved products, $1.4 million of selling and marketing costs to support increased base business sales and $1.2 million of investigatory and audit costs related to the restatements. Selling, general and administrative expense for the nine months ended September 30, 2007 includes $0.1 million of costs related to the transfer of production lines from Marianna, Florida to Ripon,

Wisconsin, compared to $2.6 million of similar costs for the nine months ended September 30, 2006. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 14.6% for the nine months ended September 30, 2007 as compared to 14.5% for the nine months ended September 30, 2006.

Securitization, impairment and other costs. Securitization, impairment and other costs for the nine months ended September 30, 2007 decreased $4.8 million, or 86.0%, to $0.8 million from $5.6 million for the nine months ended September 30, 2006. Securitization, impairment and other costs for the nine months ended September 30, 2007 are comprised of $0.8 million related to Marianna plant closure costs. Securitization, impairment and other costs for the nine months ended September 30, 2006 included a $1.4 million impairment charge related to a reduction in the value of the Ajax trademark and $4.2 million related to Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues decreased to 0.2% for the nine months ended September 30, 2007 as compared to 2.2% for the nine months ended September 30, 2006.

Operating income. As a result of the foregoing, operating income for the nine months ended September 30, 2007 increased $18.9 million, to operating income of $33.9 million compared to $15.0 million for the nine months ended September 30, 2006. Operating income as a percentage of net revenues increased to 10.4% for the nine months ended September 30, 2007 as compared to 5.9% for the nine months ended September 30, 2006.

Interest expense. Interest expense for the nine months ended September 30, 2007 increased $3.1 million, or 13.3%, to $25.9 million from $22.8 million for the nine months ended September 30, 2006. Interest expense in 2007 includes an unfavorable non-cash adjustment of $0.7 million to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2006 interest expense included an unfavorable non-cash adjustment of $0.2 million. The remaining interest expense increase of $2.6 million was primarily attributable to higher interest rates for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 and interest related to an increase in the amount outstanding under our Senior Credit Facility to fund the CLD Acquisition. Interest expense as a percentage of net revenues decreased to 7.9% for the nine months ended September 30, 2007 as compared to 9.0% for the nine months ended September 30, 2006.

Other expense, net. Other expense, net for the nine months ended September 30, 2006 of $0.5 million consists of a mark to market loss related to two foreign exchange hedge agreements. The agreements were entered to control the foreign exchange risk associated with the initial acquisition price of CLD. There were no similar costs for the nine months ended September 30, 2007.

Income tax provision (benefit). The provision for income taxes for the nine months ended September 30, 2007 was $2.6 million, as compared to a benefit of $1.1 million for the nine months ended September 30, 2006. The effective income tax rate was 32.6% for the nine months ended September 30, 2007 as compared to 12.6% for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2006 was significantly impacted by a federal manufacturer’s tax credit for energy efficient topload and frontload washers.

Net income (loss). As a result of the foregoing, our net income for the nine months ended September 30, 2007 was $5.4 million as compared to a net loss of $7.3 million for the nine months ended September 30, 2006. Net income as a percentage of net revenues for the nine months ended September 30, 2007 was a positive 1.7% as compared to a negative 2.9% for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2007 will not exceed $10.0 million. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the $60.0 million of additional term loans received in July of 2006, and after giving effect to the scheduled payments and $9.0 million of voluntary prepayments made year to date through September 30, 2007, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2007	$31	$115	$146
2008	669	463	1,132
2009	2,591	470	3,061
2010	2,563	412	2,975
2011	2,199	4	2,203
Thereafter	357,853	—	357,853

	$365,906	$1,464	$367,370

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($215.0 million at September 30, 2007) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

On September 10, 2007, the Company entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waives, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007. The required financial statements were provided to the Administrative Agent on November 12, 2007. Waivers related to defaults arising from any potential restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007, are not subject to expiration.

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

As a result of the Amendment and Waiver, the Company incurred fees of $0.7 million which are included in interest expense within the Condensed Consolidated Statements of Operations.

At September 30, 2007, there were no borrowings under our Revolving Credit Facility. At September 30, 2007 letters of credit issued on our behalf under the Revolving Credit Facility totaled $33.0 million. At September 30, 2007 we had $22.0 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $20.0 million at September 30, 2007 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 5.75 at September 30, 2007. We are in compliance with this and all other debt related covenants as of September 30, 2007. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility, after giving effect to the $60.0 million of additional term loans received in July of 2006, is repayable in the following aggregate annual amounts:

Year	Amount Due
2007	$—
2008	550
2009	2,199
2010	2,199
2011	2,199
Thereafter	207,853

$215,000

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

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity is potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility. We have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 5.75 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.00 to 1.00. As of September 30, 2007 our Consolidated Total Debt to Adjusted EBITDA ratio was 5.45 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.18 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended September 30, 2007.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended December 31, 2006 (Restated)	Quarter Ended March 31, 2007 (Restated)	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Total
EBITDA	$15,456	$14,773	$16,335	$15,445	$62,009
Finance program adjustments (a)	—	(822)	(77)	(595)	(1,494)
Other non-recurring charges (b)	1,181	752	716	668	3,317
Other non-cash charges (c)	222	972	832	902	2,928

Adjusted EBITDA	$16,859	$15,675	$17,806	$16,420	$66,760

					September 30, 2007
Revolving Credit Facility					—
Senior Credit Facility					215,000
Senior Subordinated Notes					149,500
Other long-term debt and capital lease obligations					2,370
Unrestricted cash held by foreign subsidiaries (d)					(3,000)

Consolidated Total Debt					$363,870

Consolidated Total Debt to Adjusted EBITDA ratio					5.45

	Quarter Ended December 31, 2006	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Total
Interest expense	$8,344	$8,336	$8,125	$9,410	$34,215
Non-cash interest	(644)	(816)	(597)	(921)	(2,978)
Interest on letters of credit and permitted receivables financing	(221)	(227)	(231)	(414)	(1,093)
Interest income	103	89	109	162	463

Consolidated Cash Interest Expense	$7,582	$7,382	$7,406	$8,237	$30,607

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					2.18

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.

(b)	Other non-recurring charges are described as follows:
•

Other non-recurring charges consist of $1.3 million of costs associated with the closure of the Marianna, Florida production facility which are included in the securitization, impairment and other costs line of our Condensed Consolidated Statements of Operations and $1.2 million of investigatory and audit costs related to the restatements, $0.4 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin and a periodic accrual of $0.4 million under the one time retention bonus agreement with certain management employees, all of which are included in the selling, general and administrative expense line of our Condensed Consolidated Statements of Operations.

Under the retention bonus agreement, the executives were entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Alliance Acquisition. These amounts, totaling $2.3 million, were paid to the named executives in the quarter ended March 31, 2007.

(c)	Other non-cash charges are described as follows:
•

Other non-cash charges are comprised of $0.5 million of costs associated with the inventory step-up to fair market value recorded at the CLD Acquisition date, which are included in the cost of sales line of our Condensed Consolidated Statements of Operations, $1.0 million of non-cash impairment charges related to the LSG Customer Agreement, which are included in the securitization, impairment and other costs line of our Condensed Consolidated Statements of Operations and $1.4 million of non-cash incentive compensation expense related to management incentive stock options, which is included in the selling, general and administrative expense line of our Condensed Consolidated Statements of Operations.

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

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

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of September 30, 2007, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $232.2 million.

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

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2007 was $31.3 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash provided by operating activities for the nine months ended September 30, 2007 of $13.2 million was driven by cash generated by operations of $23.3 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $10.1 million. Cash used in operations included $0.9 million of costs associated with the closure of the Marianna, Florida facility and the transfer of production lines to the Ripon, Wisconsin facility. Working capital requirements for the nine months ended September 30, 2007 increased for inventories and accounts payable, with a decrease in working capital for current liabilities. The working capital investment in inventories increased by $8.9 million due to seasonal inventory increases, purchases of raw materials at special pricing and reductions in consigned inventory arrangements. Working capital in accounts payable improved at September 30, 2007 by $6.6 million due to the increased inventory purchases and reductions in consigned inventory arrangements in the third quarter. Other current liabilities decreased $2.4 million due to the payment of executive retention bonuses, management incentive bonuses and semi-annual interest payments on the Senior Subordinated Notes, partially offset by increases in operating reserves and worker’s compensation reserves during the nine months ended September 30, 2007.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2007 and September 30, 2006 were $5.9 million and $4.0 million, respectively. Capital spending in the first nine months of 2007 was principally related to Ripon, Wisconsin space requirements for acquired service part inventories and manufacturing capacity, product enhancements and computer infrastructure requirements. Capital spending in the first nine months of 2006 was principally related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, product enhancements and computer purchases.

Proceeds on the disposition of assets within the consolidated statements of cash flows for the nine months ended September 30, 2007 includes $0.8 million of proceeds from the sale of the Portland, Tennessee facility.

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

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 amends certain aspects of SFAS No. 140 by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for us on January 1, 2007 and did not have any impact on our consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 have been adopted and did not affect our consolidated financial statements. See Note 12, “Income Taxes,” for further discussion.

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

In February 2007 the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for us beginning January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Effective March 4, 2005 we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $0.8 million during the nine months ended September 30, 2007. The fair value of this interest rate swap agreement, which represents the amount that we would receive upon a settlement of this instrument, was $0.5 million at September 30, 2007.

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid twenty-nine thousand dollars during the nine months ended September 30, 2007. The fair value of this interest rate swap agreement, which represents the amount that we would pay upon a settlement of this instrument, was $0.2 million at September 30, 2007.

During the third quarter of 2007, we entered into foreign exchange contracts with Fortis Bank NV to hedge a portion of our foreign exchange risk related to purchases by Alliance International BVBA from Alliance Laundry Systems LLC. The fair value of these foreign currency exchange contracts, which represents the amount that we would owe upon a settlement of these instruments was sixty-two thousand dollars at September 30, 2007.

During the third quarter of 2007, we entered into commodity hedge contracts with LaSalle National Bank NA to hedge a portion of our nickel commodity risk related to stainless steel purchases by Alliance Laundry Systems LLC. The fair value of these commodity hedge contracts, which represents the amount that we would receive upon a settlement of these instruments was $0.1 million at September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

As a result of the internal investigations conducted by management and the audit committee of the Board of Directors, and based on their evaluation, our Chief Financial Officer and our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 because of the material weakness described below. Notwithstanding this material weakness, our management, including our Chief Financial Officer and our Chief Executive Officer, have concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for each of the periods presented.

In connection with the assessment described above, management has identified a material weakness in its internal control over financial reporting as of September 30, 2007, related to ineffective controls over the completeness and accuracy of unvouched payables and related transactions impacting inventory and cost of goods sold. The material weakness over the completeness and accuracy of unvouched payables is further described in the control deficiencies noted below:

1.	We did not timely reconcile open receivers per our inventory management system with unvouched payables per our general ledger and such reconciliations were not adequately reviewed and validated. In addition, the procedures documenting the reconciliation of unvouched payables were not adequate.

2.	We did not maintain sufficient personnel within the manufacturing accounting area with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP commensurate with our financial accounting and reporting requirements. This deficiency resulted in a material error in the accounting for unvouched payables related to the receipt of inventories.

3.	We did not maintain effective policies and procedures relating to the computation of unvouched payables. Specifically, our policies and procedures did not provide for sufficient review and validation of the underlying assumptions and methodologies utilized in determining consignment inventory and unvouched payables.

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

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company is currently in the process of developing and implementing remediation plans to address its material weakness. Specific remedial actions that have been or are being taken for each of the deficiencies that comprise the material weakness described above are as follows:

1.	Establishment of requirements for timely reconciliation of unvouched payables, including:

•	Hiring additional technical accounting personnel to address accounting and financial reporting requirements.

•	During the quarter ended September 30, 2007, documented reconciliation processes and adequately trained the appropriate accounting personnel.

•	Implementing a process that ensures the timely review and approval of accounting transactions by qualified accounting personnel.

•	Requiring that analyses of all significant non-routine transactions be reviewed by senior management.

•	Developing improved monitoring controls in the accounting department.

2.	Improving technical accounting knowledge, experience and training in the application of generally accepted accounting principles, including:

•

During the quarter ended September 30, 2007, replaced the Plant Controller and hired a Cost Manager for the Ripon, Wisconsin manufacturing facility to address plant accounting and financial reporting requirements.

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

•

During the quarter ended September 30, 2007, implemented new policies and procedures requiring a detailed and comprehensive review of the underlying information supporting the amounts removed from unvouched payables for consignment inventory.

•	During the quarter ended September 30, 2007, enhanced communication and collaboration between the accounting department and the purchasing department.

•	During the quarter ended September 30, 2007, separated inter-plant transfer and purchased finished goods receipts into separate accounts to facilitate control and monitoring activities.

•	Assigning monitoring and control activities to the new Plant Controller and upgrading the accounting function through the hiring of additional accountants with relevant experience.

There have been changes as identified above in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 10 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation and other risks listed from time to time in our reports, including but not limited to our 2006 Annual Report on Form 10-K/A (file no. 333-56857) filed with the SEC on October 26, 2007. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 10 to the Condensed Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. No material changes to the risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a) List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-13-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-13-07

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-13-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-13-07

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-13-07

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-13-07