Form 10-Q
period 2008-06-30
ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP
filed 2008-08-07
CIK 1063698, 1063699, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

COMMISSION FILE NUMBER	333-56857-02
333-56857-01
333-56857

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of August 7, 2008: 1,000 shares

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended June 30, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,649	$10,594
Accounts receivable, net	17,541	13,406
Inventories, net	68,735	57,609
Beneficial interests in securitized accounts receivable	28,977	29,046
Deferred income tax asset, net	1,002	2,481
Prepaid expenses and other	3,594	2,634

Total current assets	130,498	115,770
Notes receivable, net	2,360	3,601
Property, plant and equipment, net	72,284	71,925
Goodwill	186,219	183,865
Beneficial interests in securitized financial assets	23,685	21,895
Deferred income tax asset, net	7,068	7,068
Debt issuance costs, net	7,112	8,146
Intangible assets, net	145,588	148,017

Total assets	$574,814	$560,287

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$366	$601
Revolving credit facility	—	—
Accounts payable	27,883	26,111
Deferred income tax liability, net	555	—
Other current liabilities	45,287	38,763

Total current liabilities	74,091	65,475
Long-term debt and capital lease obligations	330,738	341,187
Deferred income tax liability, net	6,368	6,044
Other long-term liabilities	9,220	6,343

Total liabilities	420,417	419,049
Commitments and contingencies (see Note 15)
Member(s)’ equity	154,397	141,238

Total liabilities and member(s)’ equity	$574,814	$560,287

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net revenues:
Equipment and service parts	$121,959	$115,289	$229,403	$209,460
Equipment financing, net	484	1,661	2,955	4,032

Net revenues	122,443	116,950	232,358	213,492
Cost of sales	91,861	88,125	169,556	157,901

Gross profit	30,582	28,825	62,802	55,591

Selling, general and administrative expense	19,175	16,482	37,177	32,033
Securitization, impairment and other costs	74	220	553	750

Total operating expenses	19,249	16,702	37,730	32,783

Operating income	11,333	12,123	25,072	22,808
Interest expense	4,936	8,125	15,217	16,461

Income before taxes	6,397	3,998	9,855	6,347
Provision for income taxes	1,985	1,301	3,583	2,108

Net income	$4,412	$2,697	$6,272	$4,239

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$6,272	$4,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,669	9,371
Non-cash interest expense from interest rate swaps	886	342
Non-cash loss on commodity & foreign exchange contracts, net	118	—
Non-cash executive unit compensation	3,393	1,804
Non-cash income from loan forgiveness	(262)	—
Non-cash charge for pension plan accrual	479	—
Deferred income taxes	1,880	273
Loss on sale of property, plant and equipment	35	20
Changes in assets and liabilities:
Accounts receivable	(3,166)	462
Inventories	(10,223)	(5,338)
Other assets	(945)	745
Accounts payable	874	2,279
Other liabilities	3,765	(1,630)

Net cash provided by operating activities	12,775	12,567

Cash flows used in investing activities:
Additions to property, plant and equipment	(4,572)	(4,386)
Proceeds on disposition of assets	65	1,191

Net cash used in investing activities	(4,507)	(3,195)

Cash flows used in financing activities:
Principal payments on long-term debt	(10,332)	(4,287)
Member contributions	1,636	—

Net cash used in financing activities	(8,696)	(4,287)

Effect of exchange rate changes on cash and cash equivalents	483	72

Increase in cash and cash equivalents	55	5,157
Cash and cash equivalents at beginning of period	10,594	11,221

Cash and cash equivalents at end of period	$10,649	$16,378

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,967	$13,935
Cash paid for income taxes	$1,318	$757

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands)

		Accumulated other comprehensive income (loss)
		Net unrealized gain (loss) from
	Member(s)’ Equity	Pension Liability and Other Benefits	Currency Translation	Total Member(s)’ Equity
Balances at December 31, 2006	$114,616	$(25)	$1,800	$116,391
Net income	4,239	—	—	4,239
Change in minimum pension liability, net	—	25	—	25
Foreign currency translation adjustment	—	—	1,555	1,555

Total comprehensive income	4,239	25	1,555	5,819

Balances at June 30, 2007	$118,855	$—	$3,355	$122,210

Balances at December 31, 2007	$133,870	$(138)	$7,506	$141,238
Member contributions	1,636	—	—	1,636
Net income	6,272	—	—	6,272
Foreign currency translation adjustment	—	—	5,251	5,251

Total comprehensive income	6,272	—	5,251	11,523

Balances at June 30, 2008	$141,778	$(138)	$12,757	$154,397

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

On July 14, 2006 we completed the acquisition of Laundry System Group NV’s commercial laundry division (“CLD Acquisition”). CLD’s European headquarters are in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (the “European Operations”).

Throughout this quarterly report, we refer to Alliance Holdings, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” and “us,” unless otherwise indicated. The reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter and six months ended June 30, 2008 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned subsidiary, Alliance Laundry Systems LLC and its consolidated subsidiaries.

These interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in Alliance Holdings’ annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations; although, the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of our financial position and operating results for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This report on Form 10-Q for the quarter and six months ended June 30, 2008 should be read in conjunction with the audited financial statements presented in the Company’s December 31, 2007 Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission (“SEC”) on March 11, 2008.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Materials and purchased parts	$33,141	$27,800
Work in process	4,590	4,674
Finished goods	34,150	27,370
Inventory reserves	(3,146)	(2,235)

	$68,735	$57,609

NOTE 3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the six months ended June 30, 2008 are summarized below:

Goodwill
Balance at December 31, 2007	$183,865
Currency translation	2,354

Balance at June 30, 2008	$186,219

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete agreements which are amortized over their estimated useful lives of two years and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include certain trademarks and trade names, which have an indefinite life. Such assets are not amortized, but are subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Amortization expense	$1,719	$1,697	$3,476	$3,388

The following is a summary of identifiable intangible assets as of June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$113,232	$—	$113,232	$113,029	$—	$113,029
Customer agreements and distributor network	31,532	12,054	19,478	31,245	10,184	21,061
Engineering and manufacturing designs and processes	16,642	5,057	11,585	16,003	3,872	12,131
Noncompete agreements	2,115	2,071	44	1,961	1,430	531
Patents	330	30	300	324	25	299
Computer software and other	1,764	815	949	1,683	717	966

	$165,615	$20,027	$145,588	$164,245	$16,228	$148,017

NOTE 4. ASSET BACKED FACILITY

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

On June 28, 2005 (the “Closing Date”), Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. After four years from the Closing Date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of June 30, 2008, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables were $241.2 million and $58.3 million, respectively.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes issued under the Asset Backed Facility will commence amortization, and borrowings under the Asset Backed Facility will cease prior to June 27, 2009 upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

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

At June 30, 2008 our retained interest in trade accounts receivable sold to ALER 2005 was $29.0 million and our estimated fair value of beneficial interests in notes sold was $23.7 million.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

Effective January 4, 2008, the Company entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR.

Effective July 21, 2006, the Company entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, the Company pays a fixed rate of 5.65%, and receives or pays quarterly interest payments based upon the three month LIBOR rate. The fair value of this interest rate swap agreement, which represents the amount that the Company would pay upon a settlement of this instrument, was $0.2 million at June 30, 2008.

The Company recognized a gain reflecting changes in the fair value of interest rate swaps of $2.1 million for the three months ended June 30, 2008 and a loss of less than $0.1 million for the three months ended June 30, 2007. The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $0.8 million for the six months ended June 30, 2008 and a loss of $0.3 million for the six months ended June 30, 2007. The fair value of the interest rate swap agreements, which represents the amount that we would pay if we were to settle the instruments, was $1.4 million at June 30, 2008.

The Company recognized a loss reflecting changes in the fair value of commodity hedges of $1.4 million for the three months ended June 30, 2008. The Company recognized a loss reflecting changes in the fair value of commodity hedges of $0.6 million for the six months ended June 30, 2008. There was no activity with respect to commodity hedges for the first six months of 2007. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments, was $1.8 million at June 30, 2008.

The Company recognized a loss reflecting changes in the fair value of foreign currency hedges of $0.3 million for the three months ended June 30, 2008 as compared to a loss of less than $0.1 million for the three months ended June 30, 2007. The Company recognized a gain reflecting changes in the fair value of foreign currency hedges of $0.5 million for the six months ended June 30, 2008 as compared to a loss of $0.3 million for the six months ended June 30, 2007. The fair value of these foreign currency hedge contracts, which represents the amount that we would receive upon a settlement of these instruments, was $1.0 million at June 30, 2008.

NOTE 6. FAIR VALUE MEASUREMENTS

As described in Note 16, we adopted SFAS 157, “Fair Value Measurements,” as of January 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Derivative Financial Instruments

The fair value of interest rate swap derivatives is primarily based on models using discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

The fair value of commodity forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Securitized Retained Interests

The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds and discount rates. These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular securitized assets.

Assets and liabilities measured at fair value, primarily related to financial products, included in our Consolidated Balance Sheets as of June 30, 2008 are summarized below:

	June 30, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$1,041	$—	$1,041
Securitized retained interests	—	—	52,662	52,662

Total assets	$—	$1,041	$52,662	$53,703

Liabilities
Derivative financial instruments	$—	$3,124	$—	$3,124

Total liabilities	$—	$3,124	$—	$3,124

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the six months ended June 30, 2008. These instruments, primarily related to securitized retained interests in equipment notes and trade receivables, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests
Balance at December 31, 2007	$50,941
Total gains or losses realized/unrealized	—
Included in earnings	1,753
Included in other comprehensive income (loss)	573
Purchases, issuances, and settlements	(1,992)

Balance at March 31, 2008	51,275
Total gains or losses realized/unrealized
Included in earnings	(50)
Included in other comprehensive income (loss)	(573)
Purchases, issuances, and settlements	2,010

Balance at June 30, 2008	$52,662

Gains and losses on equipment note sales that are included in earnings are reported in net revenues as equipment financing, net. Gains and losses on trade receivable sales are reported in selling, general and administrative expense.

NOTE 7. INCOME TAXES

The income tax provision for the six months ended June 30, 2008 was determined by applying an estimated annual effective income tax rate of 37.5% to income before taxes, plus a FIN 48 charge of $0.2 million for Belgium taxes related to 2005 and 2006 less a $0.3 million credit for release of a state valuation allowance. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the six months ended June 30, 2007 was 33.2%.

There are various factors that may cause our tax assumptions to change in the near term, and, as a result, the Company may have to increase or decrease its valuation allowance against deferred income tax assets. The Company cannot predict whether future U.S. federal, foreign and state income tax laws and regulations might be passed that could have a material effect on its results of operations. The Company will assess the impact of significant changes to the U.S. federal, foreign and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare its consolidated financial statements when new regulations and legislation are enacted.

The Company has approximately $0.4 million of unrecognized tax benefits as of June 30, 2008, which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 27, 2005 the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to January 27, 2005 in the United States and subsequent to 2004 in Belgium.

NOTE 8. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary, entered into the $330.0 million Asset Backed Facility as described in Note 4 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2008 was $33.0 million.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$8,047	$7,287	$7,748	$7,194
Currency translation adjustment	(6)	16	127	34
Accruals for current and pre-existing warranties issued during the period	1,976	1,399	3,363	2,527
Settlements made during the period	(1,546)	(1,349)	(2,767)	(2,402)

Balance at end of period	$8,471	$7,353	$8,471	$7,353

NOTE 9. RESTRUCTURING AND OTHER ITEMS

Costs Associated With Exit or Disposal Activities

On October 12, 2005 the Company committed to a plan to close its Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into its existing Ripon, Wisconsin operations. The Company substantially completed the facility closure and consolidation as of July 30, 2006.

The total cash costs and expenses associated with the Facility closure and transition of product lines to Wisconsin will be approximately $10.4 million, comprised of (1) approximately $3.2 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.4 million of other related expenses. Of the $10.4 million, less than $0.1 million was incurred in the six months ended June 30, 2008, $0.9 million was incurred in the year ended December 31, 2007, $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred in the period January 28, 2005 through December 31, 2005.

The table below summarizes the costs incurred for each of the specified periods and also summarizes where such costs are reflected in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cash costs:
One-time termination benefits and relocation	$—	$(2)	$—	$321
Other labor related costs	5	(1)	20	79
Relocation of the Facility’s tooling and equipment	—	10	—	113
Other related expenses	(61)	174	(47)	322

Total closure costs	$(56)	$181	$(27)	$835

Selling, general and administrative expense	$6	$(39)	$35	$85
Securitization, impairment and other costs	(62)	220	(62)	750

Total closure costs	$(56)	$181	$(27)	$835

On April 1, 2008 the Company terminated the lease of the Marianna, Florida facility with the city of Marianna, Florida.

Louisville, Kentucky Discontinuation and Portland, Tennessee Closure. On August 8, 2006 the Board of Directors of ALH resolved to discontinue the Louisville, Kentucky operations (the “Discontinuation”) and close the Portland, Tennessee facility (the “Closure”). The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. The estimated costs of these restructuring activities were recorded as costs of the CLD Acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company substantially completed the Discontinuation and Closure as of December 31, 2007.

In the six months ended June 30, 2008, the Company increased the restructuring reserve by $0.6 million after re-evaluating the remaining costs associated with the Louisville, Kentucky pension plan termination. The remaining pension plan termination liability is estimated to be $2.4 million as compared to the previous estimate of $1.8 million. The incremental $0.6 million of expense is included in securitization, impairment and other costs in the six months ended June 30, 2008. The following tables summarize the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2007	Additions	Adjustments	Utilized Cash	Non-cash	Balance at June 30, 2008
One-time termination benefits	$1,639	$568	$—	$—	$—	$2,207
Other labor related costs	127	47	—	—	—	174

	$1,766	$615	$—	$—	$—	$2,381

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Non-cash	Balance at June 30, 2007
One-time termination benefits	$2,278	$41	$—	$(679)	$—	$1,640
Other labor related costs	116	413	—	(418)	—	111
Relocation of tooling and equipment	706	—	(370)	(336)	—	—
Other related expenses	85	136	—	(221)	—	—

	$3,185	$590	$(370)	$(1,654)	$—	$1,751

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three and six months ended June 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$54	$417	$47	$52
Interest cost	1,087	916	48	45
Expected return on assets	(1,308)	(1,287)	—	—
Amortization of prior service cost	2	—	(5)	(4)
Amortization of loss	—	—	19	17

Net periodic benefit cost	$(165)	$46	$109	$110

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$479	$816	$81	$68
Interest cost	1,904	1,810	84	70
Expected return on assets	(2,398)	(2,395)	—	—
Amortization of prior service cost	2	—	(9)	(8)
Amortization of loss	—	—	30	17

Net periodic benefit cost	$(13)	$231	$186	$147

Employer Contributions

We anticipate making a voluntary contribution in 2008 of approximately $2.1 million to our defined benefit pension plan. As of June 30, 2008, we have made contributions totaling $0.1 million.

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Senior credit facility	$180,000	$190,000
Senior subordinated notes	149,570	149,523
Revolving credit facility	—	—
Other long-term debt	312	875
Capital lease obligations	1,222	1,390

Gross long-term debt	331,104	341,788
Less: current portion	(366)	(601)

	$330,738	$341,187

On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement under which the Company has outstanding $180.0 million of term loans at June 30, 2008 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility (the “Revolving Credit Facility”); (iii) permit the CLD Acquisition; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

After considering scheduled payments and voluntary prepayments made through June 30, 2008, the term loan facility requires quarterly principal payments of approximately $0.5 million beginning September 30, 2009 through December 31, 2011. The final principal payment of $175.4 million is due on January 27, 2012. At June 30, 2008, the Company could have borrowed $20.3 million in additional indebtedness under the Revolving Credit Facility, after considering outstanding letters of credit of $34.7 million, which reduces the available capacity under the Revolving Credit Facility, and after considering certain debt limitations under the Senior Credit Facility.

Interest rates on borrowings under the revolving credit and term loan facilities are variable and are equal to the base rate (which is the higher of the prime lending rate as set forth on the British Banking Association Telerate and the federal funds effective rate plus 0.5%) or the Eurodollar rate, “LIBOR”, (which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market) plus a specified margin. The margins are subject to adjustment, up or down, based on the Company’s corporate credit rating and are subject to step-downs if we meet certain leverage ratios. The interest rate on the term loans outstanding at June 30, 2008 was 5.29%.

To manage a portion of the Company’s exposure to changes in LIBOR based interest rates on its variable rate debt, the Company entered into interest rate swap agreements on July 21, 2006 and January 4, 2008 that effectively fix the interest payments on a portion of the Company’s variable rate debt. The July 21, 2006 swap, which has a termination date of March 4, 2009, effectively fixes the variable portion of the interest rate on the notional amount of $13.0 million of debt at 5.65% plus the applicable spread based on the terms of the Credit Agreement. The January 4, 2008 swap, which has a termination date of December 31, 2009, effectively fixes the variable portion of the interest rate on the notional amount of $110.0 million of debt at 3.96% plus the applicable spread based on the terms of the Credit Agreement. The Company recognized a gain reflecting changes in the fair value of its interest rate swaps of $2.1 million for the three months ended June 30, 2008, and a loss of $0.8 million reflecting changes in the fair value of its interest rate swaps for the six months ended June 30, 2008.

On January 25, 2006, the Company received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”), dated January 6, 2006, between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal that commenced January 1, 2007 and a final installment to be paid on December 1, 2010, subject to the covenants of the Agreement. The principal balance on the first promissory note was $0.3 million on June 30, 2008. The second promissory note, in the amount of $0.5 million was forgiven by amendment on March 18, 2008, which accelerated the loan forgiveness from December 31, 2008 to March 31, 2008. The Company recognized a gain of $0.3 million from the loan forgiveness in its Consolidated Statements of Income with a $0.2 million reduction of selling, general and administrative expenses and a $0.1 million reduction of cost of goods sold for the quarter-ended March 31, 2008. The balance of the loan forgiveness of $0.2 million will be amortized to income over a five year period.

NOTE 12. STOCK-BASED COMPENSATION

On January 27, 2005, in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. The granted options entitle the members of management to purchase shares of ALH’s common stock at option prices ranging from $100.00 to $130.19 per share at June 30, 2008, subject to certain requirements. As of June 30, 2008, stock options represented an aggregate of 8.7% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of June 30, 2008, approximately sixty-three percent (63%) of the options granted were time based options, which vest according to anniversary dates. The majority of these time based options vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of June 30, 2008 approximately thirty-seven percent (37%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH.

During 2007, 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and 10,920 unvested options were terminated and cancelled related to an individual who is no longer an executive officer. During 2007, ALH granted 7,605 new options to a new member of the executive staff. In the first quarter of 2008, ALH granted 19,541 new options to a new member of the executive staff. No further options have been issued since March 31, 2008 and no options were exercised in the six-month period ended June 30, 2008. Based upon a valuation of all granted stock options, we recognized $1.9 million and $0.8 million of compensation expense for the three months ended June 30, 2008 and June 30, 2007, respectively, and we recognized $3.4 million and $1.8 million of compensation expense for the six months ended June 30, 2008 and

June 30, 2007, respectively. No expense was recognized for the six months ended June 30, 2008 or for the six months ended June 30, 2007 for the performance options, as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

NOTE 13. MEMBER(S)’ EQUITY

On January 23, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. On January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement dated September 26, 2007. ALH contributed the proceeds of the two stock offerings to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

NOTE 14. SEGMENT INFORMATION

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into three reportable segments. Commercial laundry equipment sales to domestic and international markets, which are serviced by the U.S. Operations, are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to our finance program which supports the commercial laundry operations. Our second reportable segment is consumer laundry, which includes sales to domestic and Canadian distributors. Our third reportable segment is our European Operations, which were acquired in the July 14, 2006 CLD Acquisition. Service parts is not considered a separate segment in that the service operations are required to support both commercial laundry and consumer laundry segments, but the operations could not stand alone and the results are not reviewed as a separate operating entity. As the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, we have chosen to show the service operations separately. Similarly worldwide eliminations are not considered a reportable segment. However, we do not actively manage or evaluate the worldwide eliminations as a portion of any other segment. For that reason, we have chosen not to commingle these amounts with other actively managed segments.

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

The Company’s primary measure of operating performance is gross profit. In determining gross profit for our operating units, the Company does not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance. We do not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in millions)		(in millions)
Net Revenues:
Commercial laundry	$90.0	$84.3	$166.0	$146.9
Consumer laundry	5.3	5.2	11.3	11.2
Service parts	13.3	13.3	27.2	26.5

U.S. Operations	108.6	102.8	204.5	184.6
European Operations	23.4	21.6	46.0	42.6
Worldwide eliminations	(9.6)	(7.5)	(18.1)	(13.7)

	$122.4	$116.9	$232.4	$213.5

Gross Profit:
Commercial laundry	$23.9	$28.0	$46.5	$49.7
Consumer laundry	(0.3)	(0.2)	(0.5)	(0.2)
Service parts	5.6	5.0	11.3	10.9

U.S. Operations	29.2	32.8	57.3	60.4
European Operations	6.0	5.8	12.4	11.0
Worldwide eliminations	0.1	(0.1)	0.2	0.1

	$35.3	$38.5	$69.9	$71.5

Other manufacturing costs	(4.7)	(9.7)	(7.1)	(15.9)

Gross profit as reported	$30.6	$28.8	$62.8	$55.6

Depreciation and Amortization:
U.S. Operations	$3.7	$3.8	$7.5	$7.5
European Operations	$1.1	$1.0	$2.2	$1.9

Capital Expeditures:
U.S. Operations	$2.6	$2.1	$4.3	$3.8
European Operations	$0.1	$0.3	$0.3	$0.6

Assets:
U.S. Operations	$473.8	$482.8	$473.8	$482.8
European Operations	$101.0	$95.7	$101.0	$95.7

NOTE 15. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The Company has recorded accruals related to these matters of $1.4 million at June 30, 2008 and $1.3 million at December 31, 2007.

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

NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to its existing asset backed facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a revised exposure draft is currently being reviewed by the FASB.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) will be applied prospectively to business combinations occurring on or after January 1, 2009.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The provisions of SFAS 160 will be applied prospectively on January 1, 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“SFAS 161”). The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.

SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact this statement will have on the Company’s financial statement disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) should be read in conjunction with the financial statements and notes appearing elsewhere in this report and in our 2007 Annual Report on Form 10-K.

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

We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We anticipate growth in demand for commercial laundry equipment in international markets as well, especially in developing countries where laundry processing has historically been far less sophisticated than in North America. In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. Customers are also moving to equipment with increased water and energy efficiency as a result of government and consumer pressure and a focus on operating costs.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. All dollar amounts are in thousands unless otherwise indicated.

RESULTS OF OPERATIONS

Quarter ended June 30, 2008 as Compared to Quarter Ended June 30, 2007

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in millions)		(in millions)
Net revenues:
Commercial laundry	$90.0	$84.3	$166.0	$146.9
Consumer laundry	5.3	5.2	11.3	11.2
Service parts	13.3	13.3	27.2	26.5

U.S. Operations	108.6	102.8	204.5	184.6
European Operations	23.4	21.6	46.0	42.6
Worldwide eliminations	(9.6)	(7.5)	(18.1)	(13.7)

	$122.4	$116.9	$232.4	$213.5

Net revenues. Net revenues for the quarter ended June 30, 2008 increased $5.5 million, or 4.7%, to $122.4 million from $116.9 million for the quarter ended June 30, 2007. This increase was primarily attributable to higher commercial laundry revenues of $5.7 million and higher European Operations revenue of $1.8 million, offset by higher worldwide sales eliminations of $2.1 million. The increase in commercial laundry revenues includes $1.7 million of higher North American commercial equipment revenue and $4.9 million of higher international revenue which were partially offset by $1.2 million of lower earnings from our off-balance sheet equipment financing program. North American commercial equipment revenue was higher primarily due to private label accounts. Revenue for international customers was higher primarily in Europe, Asia and the Middle East. Company-wide revenues include an increase of $2.1 million related to exchange rates. The net revenue increases stated above include price increases of approximately $2.1 million for the U.S. Operations.

Gross profit. Gross profit for the quarter ended June 30, 2008 increased $1.8 million, or 6.1%, to $30.6 million from $28.8 million for the quarter ended June 30, 2007. This increase was primarily due to margins associated with higher sales volumes as well as $2.1 million of price increases within the U.S. Operations. These increases in gross profit were offset by $1.9 million of higher raw material and product distribution costs within the U.S. Operations and the $1.2 million of lower earnings from our off-balance sheet equipment financing program. Gross profit as a percentage of net revenues increased to 25.0% for the quarter ended June 30, 2008 from 24.6% for the quarter ended June 30, 2007.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended June 30, 2008 increased $2.7 million, or 16.3%, to $19.2 million from $16.5 million for the quarter ended June 30, 2007. The increase in selling, general and administrative expense was due primarily to approximately $0.5 million of selling and marketing costs to support the higher sales volumes, $0.5 million of legal and advisory costs, $0.4 million of higher product development costs and $1.1 million of higher non-cash incentive compensation related to incentive units and stock option programs. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 15.7% for the quarter ended June 30, 2008 as compared to 14.1% for the quarter ended June 30, 2007.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended June 30, 2008 decreased by $0.1 million to $0.1 million as compared to $0.2 million for the quarter ended June 30, 2007. Securitization, impairment and other costs for the quarter ended June 30, 2008 include $0.1 million related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs for the quarter ended June 30, 2007 included $0.2 million related to Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues decreased to less than 0.1% for the quarter ended June 30, 2008 as compared to 0.2% for the quarter ended June 30, 2007.

Operating income. As a result of the foregoing, operating income for the quarter ended June 30, 2008 decreased $0.8 million, or 6.5%, to $11.3 million from $12.1 million for the quarter ended June 30, 2007. Operating income as a percentage of net revenues decreased to 9.3% for the quarter ended June 30, 2008 as compared to 10.4% for the quarter ended June 30, 2007.

Interest expense. Interest expense for the quarter ended June 30, 2008 decreased $3.2 million, or 39.2%, to $4.9 million from $8.1 million for the quarter ended June 30, 2007. Interest expense in 2008 includes a favorable non-cash adjustment of $2.1 million to reflect adjustments in the fair values of interest rate swap agreements. The remaining decrease in interest expense of $1.1 million was primarily attributable to lower average borrowing amounts for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. Interest expense as a percentage of net revenues decreased to 4.0% for the quarter ended June 30, 2008 as compared to 6.9% for the quarter ended June 30, 2007.

Income tax provision. The provision for income taxes for the quarter ended June 30, 2008 was $2.0 million as compared to $1.3 million for the quarter ended June 30, 2007. The effective income tax rate was 31.1% for the quarter ended June 30, 2008 as compared to 32.5% for the quarter ended June 30, 2007.

Net income. As a result of the foregoing, our net income for the quarter ended June 30, 2008 increased $1.7 million, or 63.6%, to $4.4 million as compared to $2.7 million for the quarter ended June 30, 2007. Net income as a percentage of net revenues for the quarter ended June 30, 2008 was 3.6% as compared to 2.3% for the quarter ended June 30, 2007.

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

Net revenues. Net revenues for the six months ended June 30, 2008 increased $18.9 million, or 8.8%, to $232.4 million from $213.5 million for the six months ended June 30, 2007. This increase was attributable to higher commercial laundry revenues of $19.1 million, higher service parts revenue of $0.7 million and higher European Operations revenue of $3.4 million, offset by higher worldwide sales eliminations of $4.4 million. The increase in commercial laundry revenues includes $10.4 million of higher North American commercial equipment revenue and $9.6 million of higher international revenue which were partially offset by $1.1 million of lower earnings from our off-balance sheet equipment financing program. North American commercial equipment revenue was higher due to multi-housing, private label accounts, coin-operated and on-premise laundry customers. Revenue for international customers was higher in the Middle East, Asia, Europe and Latin America. Company-wide revenues include an increase of $4.0 million related to exchange rates. The net revenue increases stated above include price increases of approximately $5.7 million for the U.S. Operations.

Gross profit. Gross profit for the six months ended June 30, 2008 increased $7.2 million, or 13.0%, to $62.8 million from $55.6 million for the six months ended June 30, 2007. This increase was primarily due to margins associated with higher sales volumes as well as $5.7 million of price increases within the U.S. Operations. These increases in gross profit were offset by $3.1 million of higher raw material and product distribution costs within the U.S. Operations and the $1.1 million of lower earnings from our off-balance sheet equipment financing program. Gross profit as a percentage of net revenues increased to 27.0% for the six months ended June 30, 2008 from 26.0% for the six months ended June 30, 2007.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2008 increased $5.2 million, or 16.1%, to $37.2 million from $32.0 million for the six months ended June 30, 2007. The increase in selling, general and administrative expense was due primarily to approximately $1.5 million of selling and marketing costs to support the higher sales volumes, $1.2 million of legal and advisory costs, $0.5 million of higher product development costs and $1.6 million of higher non-cash incentive compensation related to incentive unit and stock option programs. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 16.0% for the six months ended June 30, 2008 as compared to 15.0% for the six months ended June 30, 2007.

Securitization, impairment and other costs. Securitization, impairment and other costs for the six months ended June 30, 2008 of $0.6 million decreased by $0.2 million as compared to the six months ended June 30, 2007. Securitization, impairment and other costs for the six months ended June 30, 2008 includes $0.6 million related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs for the six months ended June 30, 2007 included $0.8 million related to Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues decreased to 0.2% for the six months ended June 30, 2008 as compared to 0.4% for the six months ended June 30, 2007.

Operating income. As a result of the foregoing, operating income for the six months ended June 30, 2008 increased $2.3 million, or 9.9%, to $25.1 million from $22.8 million for the six months ended June 30, 2007. Operating income as a percentage of net revenues increased to 10.8% for the six months ended June 30, 2008 as compared to 10.7% the six months ended June 30, 2007.

Interest expense. Interest expense for the six months ended June 30, 2008 decreased $1.3 million, or 7.6%, to $15.2 million from $16.5 million for the six months ended June 30, 2007. Interest expense in 2008 includes an unfavorable non-cash adjustment of $0.8 million to reflect adjustments in the fair values of interest rate swap agreements. Interest expense in 2007 included an unfavorable non-cash adjustment of $0.3 million related to similar agreements. The remaining decrease in interest expense of $1.8 million was primarily attributable to lower average borrowing amounts for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Interest expense as a percentage of net revenues decreased to 6.5% for the six months ended June 30, 2008 as compared to 7.7% for the six months ended June 30, 2007.

Income tax provision. The provision for income taxes for the six months ended June 30, 2008 was $3.6 million, as compared to $2.1 million for the six months ended June 30, 2007. The effective income tax rate was 37.5%, plus a FIN 48 charge of $0.2 million for Belgium taxes related to 2005 and 2006 offset by a $0.3 million credit for release of a state valuation allowance for the six months ended June 30, 2008. The effective income tax rate for the six months ended June 30, 2007 was 33.2%.

Net income. As a result of the foregoing, our net income for the six months ended June 30, 2008 increased $2.0 million, or 48.0%, to $6.3 million as compared to $4.2 million for the six months ended June 30, 2007. Net income as a percentage of net revenues for the six months ended June 30, 2008 was 2.7% as compared to 2.0% for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2008 will not exceed $11.3 million. We have invested $4.6 million in capital expenditures for the six months ended June 30, 2008. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $10.0 million of voluntary prepayments made year to date through June 30, 2008, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2008	$63	$249	$312
2009	1,057	514	1,571
2010	1,975	454	2,429
2011	1,856	5	1,861
2012	175,361	—	175,361
Thereafter	150,000	—	150,000

	$330,312	$1,222	$331,534
Less: Unamortized discount on long-term debt			(430)

Long-term debt and capital lease obligations, net			$331,104

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes (the “Notes Indenture”) contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in the acceleration of our obligations under the Senior Credit Facility (approximately $180.0 million at June 30, 2008) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At June 30, 2008, there were no borrowings under our Revolving Credit Facility. At June 30, 2008, letters of credit issued on our behalf under the Revolving Credit Facility totaled $34.7 million. At June 30, 2008 we had $20.3 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $20.3 million at June 30, 2008 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 5.00 to 1.00 at June 30, 2008. At June 30, 2008, we were in compliance with this and all other debt related covenants. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
2008	$—
2009	928
2010	1,856
2011	1,856
2012	175,360
Thereafter	—

$180,000

The Senior Credit Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures or working capital needs, will depend upon our future performance, which in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

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

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 5.00 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of June 30, 2008, our Consolidated Total Debt to Adjusted EBITDA ratio was 4.48 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.63 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the Notes Indenture, and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended June 30, 2008.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Total
EBITDA	$15,445	$21,994	$18,078	$15,629	$71,146
Finance program adjustments (a)	(595)	(665)	(689)	1,095	(854)
Other non-recurring charges (b)	668	228	479	74	1,449
Other non-cash charges (c)	902	(2,928)	(178)	3,689	1,485

Adjusted EBITDA	$16,420	$18,629	$17,690	$20,487	$73,226

					June 30, 2008
Revolving Credit Facility					$—
Senior Credit Facility					180,000
Senior Subordinated Notes					149,570
Other long-term debt and capital lease obligations					1,534
Unrestricted cash held by foreign subsidiaries (d)					(3,000)

Consolidated Total Debt					$328,104

Consolidated Total Debt to Adjusted EBITDA ratio					4.48

	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Total
Interest expense	$9,410	$8,876	$10,281	$4,936	$33,503
Non-cash interest	(921)	(1,392)	(3,479)	1,558	(4,234)
Interest on letters of credit and permitted receivables financing	(1,102)	(265)	(277)	(257)	(1,901)
Interest income	162	161	23	97	443

Consolidated Cash Interest Expense	$7,549	$7,380	$6,548	$6,334	$27,811

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					2.63

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.

(b)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $0.6 million related to the Louisville, Kentucky pension plan termination which is included in the securitization, impairment and other costs line of our Consolidated Statements of Operations and $0.8 million of investigatory and audit costs related to a restatement of our financial statements as of and for the year ended December 31, 2006 and for the first quarter ended March 31, 2007, which are included in the selling, general and administrative expenses line of our Consolidated Statements of Operations.

(c)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $2.2 million of expense related to management incentive stock options, which is included in the selling, general and administrative expenses line of our Consolidated Statements of Operations, $0.8 million of non-cash mark to market losses relating to commodity and foreign exchange hedge agreements, which are included in the cost of sales line of our Consolidated Statements of Operations, and a one-time non-cash pension curtailment gain of $1.6 million associated with the freeze of benefit accruals for all U.S. based salaried employees effective January 1, 2009, which was included in the securitization, impairment and other costs line of our Consolidated Statements of Operations.

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), a trust formed by Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”) a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. We will sell or contribute all of the trade receivables and certain of the equipment loans that we originate to ALER 2005, which in turn will transfer them to the trust. ALERT 2005A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of June 30, 2008, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables were $241.2 million and $58.3 million, respectively.

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

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2008 was $33.0 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash provided by operating activities for the six months ended June 30, 2008 of $12.8 million was driven by cash generated by operations of $22.5 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $9.7 million. Working capital requirements for the six months ended June 30, 2008 increased for inventories and accounts receivable. The working capital investment in inventories at June 30, 2008 increased $10.2 million due to seasonal inventory increases. The working capital investment in accounts receivable increased $3.2 million, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary, ALER2005.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2008 and June 30, 2007 were $4.6 million and $4.4 million, respectively. Capital spending in the first six months of 2008 was principally oriented toward production capacity related equipment purchases. The capital spending in the first six months of 2007 was principally oriented toward Ripon, Wisconsin space requirements for acquired service part inventories, computer infrastructure requirements and product enhancements.

Proceeds on disposition of assets within the consolidated statements of cash flows for the six months ended June 30, 2007 includes $0.8 million of proceeds from the sale of the Portland, Tennessee facility.

Equity Issuance

On January 31, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. On January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement dated September 26, 2007. ALH contributed the proceeds of the two stock offerings to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

Critical Accounting Policies

See the Company’s critical accounting policies discussed in the Management’s Discussion and Analysis of the most recent annual report filed on Form 10-K. The Company has adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 and is reflected in Note 6, Fair Value Measurements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our 2007 Annual Report on Form 10-K (file no. 333-56857), except as noted below.

From time to time we may enter into derivative financial instruments to hedge our interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposures.

Effective March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on March 4, 2008, we paid a fixed rate of 3.81%, and received or paid quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $0.2 million during the six months ended June 30, 2008.

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid $0.1 million during the six months ended June 30, 2008. The fair value of this interest rate swap agreement, which represents the amount that we would pay upon a settlement of this instrument, was $0.2 million at June 30, 2008.

Effective January 4, 2008, we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, there was no net cash interest received during 2007. Under the swap, we paid $0.1 million during the six months ended June 30, 2008. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was $1.1 million at June 30, 2008.

During the second quarter of 2008, we entered into foreign exchange contracts with Fortis Bank NV to hedge a portion of our foreign exchange risk related to purchases by Alliance International BVBA from Alliance Laundry Systems LLC. The fair value of these foreign exchange contracts, which represent the amount we would receive upon settlement of these instruments, was ten thousand dollars at June 30, 2008. The notional amount of the foreign exchange hedge contracts outstanding as of June 30, 2008 totalled $0.7 million.

During the fourth quarter of 2007, we entered into foreign exchange hedge contracts with LaSalle National Bank NA to hedge a portion of our foreign exchange risk related to the purchases by Alliance Laundry Systems LLC from Alliance International BVBA and other European vendors. Under the foreign exchange, we received $0.8 million during the six months ended June 30, 2008. The fair value of these commodity hedge contracts, which represents the amount that we would receive upon a settlement of these instruments was $1.0 million at June 30, 2008. The notional amount of the foreign exchange hedge contracts outstanding as of June 30, 2008 totaled 8.3 million Euros.

We enter into commodity hedge contracts with LaSalle National Bank NA to hedge a portion of our nickel commodity risk related to stainless steel purchases by Alliance Laundry Systems LLC. Under the commodity hedges, we paid $0.5 million during the six months ended June 30, 2008. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was $1.8 million at June 30, 2008. The notional amount of the nickel commodity hedge contracts outstanding as of June 30, 2008 totalled 277 metric tons.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in “Note 15 – Commitments and Contingencies.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates which may affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; the availability of borrowings under our Revolving Credit Facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation and other risks listed from time to time in our reports, including but not limited to our Annual Reports on Form 10-K (file no. 333-56857). In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 15 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

10.3

Supply Agreement dated as of May 1, 2008, by and among Coinmach Corporation, and Alliance Laundry Systems LLC, (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	8-7-08

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	8-7-08

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	8-7-08

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	8-7-08

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	8-7-08

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	8-7-08