Form 10-Q
period 2008-09-30
ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP
filed 2008-11-06
CIK 1063698, 1063699, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of November 6, 2008: 1,000 shares

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended September 30, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,389	$10,594
Accounts receivable, net	17,558	13,406
Inventories, net	68,525	57,609
Beneficial interests in securitized accounts receivable	27,749	29,046
Deferred income tax asset, net	—	2,481
Other current assets and restricted cash	3,377	2,634

Total current assets	128,598	115,770
Notes receivable, net	3,577	3,601
Property, plant and equipment, net	70,361	71,925
Goodwill	182,792	183,865
Beneficial interests in securitized financial assets	24,637	21,895
Deferred income tax asset, net	7,068	7,068
Debt issuance costs, net	6,662	8,146
Intangible assets, net	143,178	148,017

Total assets	$566,873	$560,287

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$239	$601
Revolving credit facility	9,000	—
Accounts payable	22,292	26,111
Deferred income tax liability, net	2,561	—
Other current liabilities	43,381	38,763

Total current liabilities	77,473	65,475
Long-term debt and capital lease obligations	325,629	341,187
Deferred income tax liability, net	5,619	6,044
Other long-term liabilities	5,606	6,343

Total liabilities	414,327	419,049
Commitments and contingencies (see Note 15)
Member(s)’ equity	152,546	141,238

Total liabilities and member(s)’ equity	$566,873	$560,287

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net revenues:
Equipment and service parts	$116,430	$111,396	$345,833	$320,856
Equipment financing, net	1,194	1,981	4,149	6,013

Net revenues	117,624	113,377	349,982	326,869
Cost of sales	89,549	86,479	259,105	244,380

Gross profit	28,075	26,898	90,877	82,489

Selling, general and administrative expense	13,602	15,728	50,779	47,761
Securitization, impairment and other costs	3	32	556	782

Total operating expenses	13,605	15,760	51,335	48,543

Operating income	14,470	11,138	39,542	33,946
Interest expense	6,962	9,410	22,179	25,871

Income before taxes	7,508	1,728	17,363	8,075
Provision for income taxes	3,303	523	6,886	2,631

Net income	$4,205	$1,205	$10,477	$5,444

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$10,477	$5,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,135	14,222
Non-cash interest expense from interest rate swaps	797	719
Non-cash loss on commodity & foreign exchange contracts, net	1,554	—
Non-cash executive unit compensation	2,052	2,706
Non-cash income from loan forgiveness	(262)	—
Non-cash charge for pension plan accrual	479	—
Deferred income taxes	4,760	160
Loss on sale of property, plant and equipment	222	70
Changes in assets and liabilities:
Accounts receivable	(4,418)	(1,912)
Inventories	(11,433)	(8,875)
Other assets	(2,026)	(228)
Accounts payable	(3,504)	6,561
Other liabilities	(532)	(5,657)

Net cash provided by operating activities	12,301	13,210

Cash flows from/(used in) investing activities:
Capital expenditures	(7,153)	(5,931)
Transfer to restricted cash	(500)	—
Proceeds on disposition of assets	252	1,178

Net cash used in investing activities	(7,401)	(4,753)

Cash flows from/(used in) financing activities:
Principal payments on long-term debt	(15,457)	(9,428)
Net increase in revolving line of credit borrowings	9,000	—
Member contributions	2,806	—

Net cash used in financing activities	(3,651)	(9,428)

Effect of exchange rate changes on cash and cash equivalents	(454)	363

Increase (decrease) in cash and cash equivalents	795	(608)
Cash and cash equivalents at beginning of period	10,594	11,221

Cash and cash equivalents at end of period	$11,389	$10,613

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,630	$25,488
Cash paid for income taxes	$1,395	$1,442

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands)

		Accumulated other comprehensive income (loss)
	Member(s)’ Equity	Pension Liability and Other Benefits	Currency Translation	Total Member(s)’ Equity
Balances at December 31, 2006	$114,616	$(25)	$1,800	$116,391
Net income	5,444	—	—	5,444
Change in minimum pension liability, net	—	25	—	25
Foreign currency translation adjustment	—	—	4,713	4,713

Total comprehensive income				10,182

Balances at September 30, 2007	$120,060	$—	$6,513	$126,573

Balances at December 31, 2007	$133,870	$(138)	$7,506	$141,238
Net income	10,477	—	—	10,477
Foreign currency translation adjustment	—	—	(2,475)	(2,475)

Total comprehensive income				8,002

Member contributions	3,306	—	—	3,306

Balances at September 30, 2008	$147,653	$(138)	$5,031	$152,546

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

In connection with the closing of the Alliance Acquisition, we issued $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013 (the “Senior Subordinated Notes”), established a $250.0 million senior secured credit facility (the “Senior Credit Facility”) and repaid the $110.0 million aggregate principal amount of our then outstanding 9 5/8% Senior Subordinated Notes due 2008.

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

The unaudited financial statements as of and for the quarter and nine months ended September 30, 2008 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned subsidiary, Alliance Laundry Systems LLC and its consolidated subsidiaries.

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

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of our financial position and operating results for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This report on Form 10-Q for the quarter and nine months ended September 30, 2008 should be read in conjunction with the audited financial statements presented in the Company’s December 31, 2007 Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission (“SEC”) on March 11, 2008.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method, but not in excess of net realizable value, and consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Materials and purchased parts	$32,935	$27,800
Work in process	4,623	4,674
Finished goods	34,590	27,370
Inventory reserves	(3,623)	(2,235)

	$68,525	$57,609

NOTE 3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the nine months ended September 30, 2008 is summarized below:

Goodwill
Balance at December 31, 2007	$183,865
Currency translation	(1,073)

Balance at September 30, 2008	$182,792

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

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Amortization expense	$1,444	$1,713	$4,920	$5,101

The following is a summary of identifiable intangible assets as of September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,936	$—	$112,936	$113,029	$—	$113,029
Customer agreements and distributor network	31,114	12,933	18,181	31,245	10,184	21,061
Engineering and manufacturing designs and processes	15,712	5,149	10,563	16,003	3,872	12,131
Noncompete agreements	1,891	1,891	—	1,961	1,430	531
Patents	346	33	313	324	25	299
Computer software and other	2,046	861	1,185	1,683	717	966

	$164,045	$20,867	$143,178	$164,245	$16,228	$148,017

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

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the note receivables sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of note receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Changes in the cumulative unrealized net gains resulting from changes in the estimated fair value of the Company’s retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest in accordance with EITF 99-20.

On June 28, 2005 (the “Closing Date”), Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. After four years from the Closing Date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of September 30, 2008, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $248.1 million and $52.2 million, respectively. The Company is working to secure a new Asset Backed Facility.

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

At September 30, 2008 our retained interest in trade accounts receivable sold to ALER 2005 was $27.7 million and our estimated fair value of beneficial interests in notes sold was $24.6 million.

On September 15, 2008, Lehman Brothers Holding Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code. Lehman Brothers Special Financing Inc., a subsidiary of Lehman, is the counterparty to in interest rate cap agreement with ALERT 2005A. It is anticipated that this interest rate cap agreement will be replaced during the fourth quarter of 2008 with a substantially identical arrangement with another financial institution.

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

Effective January 4, 2008, the Company entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. The fair value of this interest rate swap agreement, which represents the amount that the Company would pay upon a settlement of this instrument, was $1.1 million at September 30, 2008.

Effective July 21, 2006, the Company entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, the Company pays a fixed rate of 5.65%, and receives or pays quarterly interest payments based upon the three month LIBOR rate. The fair value of this interest rate swap agreement, which represents the amount that the Company would pay upon a settlement of this instrument, was $0.1 million at September 30, 2008.

The Company recognized a gain reflecting changes in the fair value of interest rate swaps of $0.1 million for the three months ended September 30, 2008 and a loss of $0.4 million for the three months ended September 30, 2007. The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $0.7 million for the nine months ended September 30, 2008 and a loss of $0.7 million for the nine months ended September 30, 2007. The fair value of the interest rate swap agreements, which represents the amount that we would pay if we were to settle the instruments, was $1.2 million at September 30, 2008.

The Company recognized a loss reflecting changes in the fair value of commodity hedges of $0.7 million for the three months ended September 30, 2008 as compared to a gain of $0.1 million for the three months ended September 30, 2007. The Company recognized a loss reflecting changes in the fair value of commodity hedges of $1.3 million for the nine months ended September 30, 2008 as compared to a gain of $0.1 million for the nine months ended September 30, 2007. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments, was $2.5 million at September 30, 2008.

The Company recognized a loss reflecting changes in the fair value of foreign currency hedges of $0.7 million for the three months ended September 30, 2008 as compared to a loss of less than $0.1 million for the three months ended September 30, 2007. The Company recognized a loss reflecting changes in the fair value of foreign currency hedges of $0.3 million for nine months ended September 30, 2008 as compared to a loss of less than $0.1 million for the nine months ended September 30, 2007. The fair value of these foreign currency hedge contracts, which represents the amount that we would pay upon a settlement of these instruments, was $0.1 million at September 30, 2008.

NOTE 6. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

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

Assets and liabilities measured at fair value, primarily related to financial products, included in our Consolidated Balance Sheets as of September 30, 2008 are summarized below:

	September 30, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$—
Securitized retained interests	—	—	52,386	52,386

Total assets	$—	$—	$52,386	$52,386

Liabilities
Derivative financial instruments	$—	$3,915	$—	$3,915

Total liabilities	$—	$3,915	$—	$3,915

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2008. These instruments, primarily related to securitized retained interests in equipment notes and trade receivables, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests
Balance at December 31, 2007	$50,941
Total gains or losses realized/unrealized
Included in earnings	1,753
Included in other comprehensive income (loss)	573
Purchases, issuances, and settlements	(1,992)

Balance at March 31, 2008	51,275
Total gains or losses realized/unrealized
Included in earnings	(50)
Included in other comprehensive income (loss)	(573)
Purchases, issuances, and settlements	2,010

Balance at June 30, 2008	$52,662
Total gains or losses realized/unrealized
Included in earnings	485
Included in other comprehensive income (loss)	—
Purchases, issuances, and settlements	(761)

Balance at September 30, 2008	$52,386

Gains and losses on equipment note sales that are included in earnings are reported in net revenues as equipment financing, net. Gains and losses on trade receivable sales are reported in selling, general and administrative expense.

NOTE 7. INCOME TAXES

The income tax provision for the nine months ended September 30, 2008 was determined by applying an estimated annual effective income tax rate of 40.9% to income before taxes, plus a $0.3 million charge for an increase of a state valuation allowance for tax credits not expected to be utilized, less a $0.5 million credit for a reduction in prior year foreign earnings. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the nine months ended September 30, 2007 was 32.6%.

There are various factors that may cause our tax assumptions to change in the near term and, as a result, the Company may have to increase or decrease its valuation allowance against deferred income tax assets. The Company cannot predict whether future U.S. federal, foreign and state income tax laws and regulations might be passed that could have a material effect on its results of operations. The Company will assess the impact of significant changes to the U.S. federal, foreign and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare its consolidated financial statements when new regulations and legislation are enacted.

The Company has approximately $0.2 million of unrecognized tax benefits as of September 30, 2008 which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to January 27, 2005 in the United States and subsequent to 2006 in Belgium.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act includes a wide-range of energy efficient provisions that will ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers that meet or exceed Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2008 to 2010 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. During the fourth quarter of 2008, and in future periods through 2010, we expect to record a tax credit benefit under the provisions of the Act related to the production of qualifying clothes washers. Including the Energy Credit, we anticipate total general business tax credits recorded during 2008 will reduce our effective tax rate by approximately 12%.

NOTE 8. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary, entered into the $330.0 million Asset Backed Facility as described in Note 4 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2008 was $33.8 million.

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

We record an estimate for future warranty related costs based on actual historical incident rates and cost per incident trends. Based on an analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While our warranty costs have historically been within our calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of our total product warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$8,471	$7,353	$7,748	$7,194
Currency translation adjustment	(185)	74	(58)	108
Accruals for current and pre-existing warranties issued during the period	1,503	1,563	4,866	4,090
Settlements made during the period	(1,344)	(1,204)	(4,111)	(3,606)

Balance at end of period	$8,445	$7,786	$8,445	$7,786

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

The cash costs and expenses associated with the Facility closure and transition of the product lines to Wisconsin totalled $10.3 million, comprised of (1) approximately $3.2 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.3 million of other related expenses. Of the $10.3 million, less than $0.1 million was incurred in the nine months ended September 30, 2008, $0.9 million was incurred in the year ended December 31, 2007, $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred in the period January 28, 2005 through December 31, 2005.

The table below summarizes the costs incurred for each of the specified periods and also summarizes where such costs are reflected in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cash costs:
One-time termination benefits and relocation	$—	$4	$—	$325
Other labor related costs	7	11	27	90
Relocation of the Facility’s tooling and equipment	—	—	—	113
Other related expenses	3	17	(44)	339

Total cash costs	$10	$32	$(17)	$867

Closure Costs:
Selling, general and administrative expense	$6	$—	$41	$85
Securitization, impairment and other costs	4	32	(58)	782

Total closure costs	$10	$32	$(17)	$867

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

In the nine months ended September 30, 2008, the Company increased the restructuring reserve by $0.6 million after re-evaluating the remaining costs associated with the Louisville, Kentucky pension plan termination. The remaining pension plan termination liability increased as compared to a previous estimate of $1.8 million. The incremental $0.6 million of expense is included in securitization, impairment and other costs in the nine months ended September 30, 2008. The following tables summarize the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2007	Additions	Adjustments	Utilized Cash	Non-cash	Balance at September 30, 2008
One-time termination benefits	$1,639	$568	$—	$—	$—	$2,207
Other labor related costs	127	47	—	(60)	—	114

	$1,766	$615	$—	$(60)	$—	$2,321

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Non-cash	Balance at September 30, 2007
One-time termination benefits	$2,278	$44	$—	$(683)	$—	$1,639
Other labor related costs	116	429	—	(418)	—	127
Relocation of tooling and equipment	706	—	(389)	(317)	—	—
Other related expenses	85	136	—	(221)	—	—

	$3,185	$609	$(389)	$(1,639)	$—	$1,766

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Pension Benefits Three Months Ended		Other Benefits Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service cost	$241	$409	$39	$34
Interest cost	951	905	42	36
Expected return on assets	(1,199)	(1,198)	—	—
Amortization of prior service cost	1	—	(4)	(4)
Amortization of loss	—	—	15	8

Net periodic benefit cost	$(6)	$116	$92	$74

	Pension Benefits Nine Months Ended		Other Benefits Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service cost	$720	$1,225	$120	$102
Interest cost	2,855	2,715	126	106
Expected return on assets	(3,597)	(3,593)	—	—
Amortization of prior service cost	3	—	(13)	(12)
Amortization of loss	—	—	45	25

Net periodic benefit cost	$(19)	$347	$278	$221

Employer Contributions

For the nine months ended September 30, 2008, the Company contributed $1.8 million to its defined benefit pension plans. The Company expects to contribute $0.3 million to its defined benefit pension plans during the remainder of 2008.

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Senior credit facility	$175,000	$190,000
Revolving credit facility	9,000	—
Senior subordinated notes	149,594	149,523
Other long-term debt	280	875
Capital lease obligations	994	1,390

Gross long-term debt	334,868	341,788
Less: current portion	(239)	(601)
Less: Revolver	(9,000)	—

	$325,629	$341,187

On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement under which the Company has outstanding $175.0 million of term loans at September 30, 2008 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility (the “Revolving Credit Facility”); (iii) permit the CLD Acquisition; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had various business relationships with several subsidiaries of Lehman as of September 30, 2008. Lehman Brothers Commercial Paper Inc, a subsidiary of Lehman, is the administrative agent for the Credit Agreement. As of September 30, 2008, certain subsidiaries of Lehman held both a revolver commitment and term loans in the amount of $4.0 million and $2.8 million, respectively. Management is working to secure a new administrative agent and a replacement lender for Lehman’s revolver commitment during the fourth quarter of 2008.

After considering scheduled payments and voluntary prepayments made through September 30, 2008, the term loan facility requires quarterly principal payments of approximately $0.5 million beginning December 31, 2009 through December 31, 2011. The final principal payment of $171.0 million is due on January 27, 2012. At September 30, 2008, the Company could have borrowed $11.0 million in additional indebtedness under the Revolving Credit Facility, after considering outstanding letters of credit of $35.0 million and revolving credit loans of $9.0 million, which reduce the available capacity under the Revolving Credit Facility, and after considering certain debt limitations under the Senior Credit Facility.

Interest rates on borrowings under the revolving credit and term loan facilities are variable and are equal to the base rate (which is the higher of the prime lending rate as set forth on the British Banking Association Telerate and the federal funds effective rate plus 0.5%) or the Eurodollar rate, “LIBOR”, (which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market) plus a specified margin. The margins are subject to adjustment, up or down, based on the Company’s corporate credit rating and are subject to step-downs if we meet certain leverage ratios. The interest rate on the term loans outstanding at September 30, 2008 was 5.30%.

To manage a portion of the Company’s exposure to changes in LIBOR based interest rates on its variable rate debt, the Company entered into interest rate swap agreements on July 21, 2006 and January 4, 2008 that effectively fix the interest payments on a portion of the Company’s variable rate debt. The July 21, 2006 swap, which has a termination date of March 4, 2009, effectively fixes the variable portion of the interest rate on the notional amount of $13.0 million of debt at 5.65% plus the applicable spread based on the terms of the Credit Agreement. The January 4, 2008 swap, which has a termination date of December 31, 2009, effectively fixes the variable portion of the interest rate on the notional amount of $110.0 million of debt at 3.96% plus the applicable spread based on the terms of the Credit Agreement. The Company recognized a gain reflecting changes in the fair value of its interest rate swaps of $0.1 million for the three months ended September 30, 2008, and a loss of $0.7 million reflecting changes in the fair value of its interest rate swaps for nine months ended September 30, 2008.

On January 25, 2006, the Company received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”), dated January 6, 2006, between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal that commenced January 1, 2007 and a final installment to be paid on December 1, 2010, subject to the covenants of the Agreement. The principal balance on the first promissory note was $0.3 million on September 30, 2008. The second promissory note, in the amount of $0.5 million was forgiven by amendment on March 18, 2008, which accelerated the loan forgiveness from December 31, 2008 to March 31, 2008. The Company recognized a gain of $0.3 million from the loan forgiveness in its Consolidated Statements of Income with a $0.2 million reduction of selling, general and administrative expenses and a $0.1 million reduction of cost of goods sold for the quarter-ended March 31, 2008. The balance of the loan forgiveness of $0.2 million will be amortized to income over a five year period.

NOTE 12. STOCK-BASED COMPENSATION

On January 27, 2005, in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. The granted options entitle the members of management to purchase shares of ALH’s common stock at option prices ranging from $100.00 to $130.19 per share at September 30, 2008, subject to certain requirements. As of September 30, 2008, stock options represented an aggregate of 8.0% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of September 30, 2008, approximately fifty-nine percent (59%) of the options granted were time based options, which vest according to anniversary dates. The majority of these time based options vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of September 30, 2008, approximately forty-one percent (41%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH.

During 2007, 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and 10,920 unvested options were terminated and cancelled related to an individual who is no longer an executive officer. During 2007, ALH granted 7,605 new options to a new member of the executive staff. In the first quarter of 2008, ALH granted 19,541 new options to a new member of the executive staff. No further options have been issued since March 31, 2008. A total of 11,700 options were exercised in the quarter ended September 30, 2008. The Company received $1.2 million of proceeds in the transaction. Based upon a valuation of all granted stock options, we recognized $1.3 million of reduced compensation expense for the three months ended September 30, 2008 and $0.9 million of compensation expense for the three months ended September 30, 2007, and we recognized $2.1 million and $2.7 million of compensation expense for the nine months ended September 30, 2008 and September 30, 2007, respectively. No expense was recognized for the nine months ended September 30, 2008 or for the nine months ended September 30, 2007 for the performance options, as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

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

NOTE 14. SEGMENT INFORMATION

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into two reportable segments. Commercial laundry equipment sales to domestic and international markets, which are serviced by the U.S. Operations, are combined to form the commercial laundry segment. Commercial laundry segment also includes our consumer laundry business and net sales include amounts related to our finance program which supports the commercial laundry operations. Our second reportable segment is our European Operations, which were acquired in the July 14, 2006 CLD Acquisition. We have elected to disclose certain information related to our Consumer Laundry business, which includes sales to domestic and Canadian distributors. Service parts is not considered a separate segment in that the service operations are required to support both commercial laundry and consumer laundry businesses, but the operations could not stand alone and the results are not reviewed as a separate operating entity. As the service operations are also not allocated to the commercial laundry equipment business or the consumer laundry business, we have chosen to show the service operations separately. Similarly worldwide eliminations are not considered a reportable segment. However, we do not actively manage or evaluate the worldwide eliminations as a portion of any other segment. For that reason, we have chosen not to commingle these amounts with other actively managed segments.

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

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in millions)		(in millions)
Net Revenues:
Commercial laundry	$88.0	$84.8	$254.0	$231.6
Consumer laundry	5.3	4.3	16.6	15.5
Service parts	13.3	12.6	40.5	39.1

U.S. Operations	106.6	101.7	311.1	286.2
European Operations	18.5	18.6	64.5	61.3
Worldwide eliminations	(7.5)	(6.9)	(25.6)	(20.6)

	$117.6	$113.4	$350.0	$326.9

Gross Profit:
Commercial laundry	$25.2	$27.1	$71.7	$76.8
Consumer laundry	(0.3)	—	(0.8)	(0.2)
Service parts	5.5	4.7	16.7	15.5

U.S. Operations	30.4	31.8	87.6	92.1
European Operations	4.0	4.6	16.5	15.7
Worldwide eliminations	(0.1)	—	0.1	0.1

	$34.3	$36.4	$104.2	$107.9

Other manufacturing costs	(6.2)	(9.5)	(13.3)	(25.4)

Gross profit as reported	$28.1	$26.9	$90.9	$82.5

Depreciation and Amortization:
U.S. Operations	$3.6	$3.8	$11.1	$11.3
European Operations	$0.8	$1.0	$3.0	$2.9
Capital Expeditures:
U.S. Operations	$2.4	$1.1	$6.7	$4.9
European Operations	$0.2	$0.4	$0.5	$1.0
Assets:
U.S. Operations	$480.9	$484.2	$480.9	$484.2
European Operations	$86.0	$95.9	$86.0	$95.9

NOTE 15. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The Company has recorded accruals related to these matters of $1.2 million at September 30, 2008 and $1.3 million at December 31, 2007.

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

NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. While we are currently evaluating the potential impact of the proposed amendments on the Company’s financial statements and disclosures, the proposed amendments may require significantly different accounting treatment for the existing or similar facility. This may include consolidation of the special-purpose entity in our financial statements. A revised exposure draft was issued in the third quarter of 2008.

On September 15, 2008 the FASB also published the proposed FASB Staff Position 140-e and FIN 46(R)-e for public comment. This proposed statement will require enhanced disclosure related to SFAS No. 140 and FIN 46(R) and is expected to be effective for the year ended December 31, 2008.

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

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

The North American stand-alone commercial laundry equipment industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. With economic conditions having limited effect on the frequency of use, and therefore the useful life of laundry equipment, industry revenues have historically been relatively stable. Similarly, with a majority of our revenues generated by recurring sales of replacement equipment and service parts, we have historically experienced stable revenues even during economic slowdowns.

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

During the quarter ended September 30, 2008, as many other industries both in the U.S. and abroad, our industry faced the same significant macroeconomic challenges, including the recent instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products and lead to higher material costs, fluctuating foreign currency exchange rates, liquidity strain on our suppliers, decreased availability of financing for our customers and reduced new construction of laundry facilities in certain countries. We expect these conditions to continue in the near term.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. All dollar amounts are in thousands unless otherwise indicated.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2008 as Compared to Quarter Ended September 30, 2007

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in millions)		(in millions)
Net revenues:
Commercial laundry	$88.0	$84.8	$254.0	$231.6
Consumer laundry	5.3	4.3	16.6	15.5
Service parts	13.3	12.6	40.5	39.1

U.S. Operations	106.6	101.7	311.1	286.2
European Operations	18.5	18.6	64.5	61.3
Worldwide eliminations	(7.5)	(6.9)	(25.6)	(20.6)

	$117.6	$113.4	$350.0	$326.9

Net revenues. Net revenues for the quarter ended September 30, 2008 increased $4.2 million, or 3.7%, to $117.6 million from $113.4 million for the quarter ended September 30, 2007. This increase was primarily attributable to higher commercial laundry revenues of $3.2 million, higher service parts revenues of $0.7 million and higher consumer laundry revenues of $1.0 million, offset by higher worldwide sales eliminations of $0.6 million. The increase in commercial laundry revenues included $0.9 million of higher North American commercial equipment revenues and $3.3 million of higher international revenues which were partially offset by $0.8 million of lower earnings from our off-balance sheet equipment financing program. North American commercial equipment revenues were higher primarily to multi-housing, private label accounts and on-premise laundry customers. Revenues for international customers were higher primarily in the Middle East, Latin America and Asia. Company-wide revenues include an increase of $1.0 million related to exchange rates. The net revenue increases stated above include price increases of approximately $4.6 million for the U.S. Operations.

Gross profit. Gross profit for the quarter ended September 30, 2008 increased $1.2 million, or 4.4%, to $28.1 million from $26.9 million for the quarter ended September 30, 2007. This increase was primarily due to $4.6 million of price increases within the U.S. Operations. This increase in gross profit was offset by $1.8 million of higher raw material and product distribution costs within the U.S. Operations, the $0.8 million of lower earnings from our off-balance sheet equipment financing program and $0.8 million of reduced margins associated with lower sales volumes and sales mix. Gross profit as a percentage of net revenues increased to 23.9% for the quarter ended September 30, 2008 from 23.7% for the quarter ended September 30, 2007.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended September 30, 2008 decreased $2.1 million, or 13.5%, to $13.6 million from $15.7 million for the quarter ended September 30, 2007. The decrease in selling, general and administrative expense was due primarily to $2.2 million of reduced non-cash incentive compensation related to the Company’s stock option program and lower losses on the sale of trade receivables, partly offset by higher management bonus accruals and higher product development costs. As a result of these factors, selling, general and administrative expense as a percentage of net revenues decreased to 11.6% for the quarter ended September 30, 2008 as compared to 13.9% for the quarter ended September 30, 2007.

Operating income. As a result of the foregoing, operating income for the quarter ended September 30, 2008 increased $3.3 million, or 29.9%, to $14.5 million from $11.1 million for the quarter ended September 30, 2007. Operating income as a percentage of net revenues increased to 12.3% for the quarter ended September 30, 2008 as compared to 9.8% for the quarter ended September 30, 2007.

Interest expense. Interest expense for the quarter ended September 30, 2008 decreased $2.4 million, or 26.0%, to $7.0 million from $9.4 million for the quarter ended September 30, 2007. The decrease in interest expense was primarily attributable to lower average borrowing amounts and lower average borrowing rates for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007. Additionally, the quarter ended September 30, 2007 included a covenant related waiver fee of $0.9 million with no comparable cost in the quarter ended September 30, 2008. The year to year improvement in interest expense also includes a favorable non-cash impact of $0.5 million to reflect adjustments in the fair values of interest rate swap agreements. Interest expense as a percentage of net revenues decreased to 5.9% for the quarter ended September 30, 2008 as compared to 8.3% for the quarter ended September 30, 2007.

Income tax provision. The provision for income taxes for the quarter ended September 30, 2008 was $3.3 million as compared to $0.5 million for the quarter ended September 30, 2007. The effective income tax rate was 45.4% for the quarter ended September 30, 2008 as compared to 30.3% for the quarter ended September 30, 2007.

Net income. As a result of the foregoing, our net income for the quarter ended September 30, 2008 increased $3.0 million to $4.2 million as compared to $1.2 million for the quarter ended September 30, 2007. Net income as a percentage of net revenues for the quarter ended September 30, 2008 was 3.6% as compared to 1.1% for the quarter ended September 30, 2007.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

Net revenues. Net revenues for the nine months ended September 30, 2008 increased $23.1 million, or 7.1%, to $350.0 million from $326.9 million for the nine months ended September 30, 2007. This increase was attributable to higher commercial laundry revenues of $22.4 million, higher service parts revenues of $1.4 million, higher European Operations revenues of $3.2 million and higher consumer laundry revenues of $1.1 million, offset by higher worldwide sales eliminations of $5.0 million. The increase in commercial laundry revenues includes $11.3 million of higher North American commercial equipment revenues and $13.0 million of higher international revenues, which were partially offset by $1.9 million of lower earnings from our off-balance sheet equipment financing program. North American commercial equipment revenues were higher to multi-housing, private label accounts and on-premise laundry customers. Revenues for international customers were higher in the Middle East, Asia, Europe and Latin America. Company-wide revenues include an increase of $5.0 million related to exchange rates. The net revenue increases stated above include price increases of approximately $10.3 million for the U.S. Operations.

Gross profit. Gross profit for the nine months ended September 30, 2008 increased $8.4 million, or 10.2%, to $90.9 million from $82.5 million for the nine months ended September 30, 2007. This increase was primarily due to $10.3 million of price increases within the U.S. Operations, $3.3 million of higher margins associated with higher sales volumes and sales mix and $1.5 million of labor related cost improvements. These increases in gross profit were offset by $4.8 million of higher raw material and product distribution costs within the U.S. Operations and the $1.9 million of lower earnings from our off-balance sheet equipment financing program. Gross profit as a percentage of net revenues increased to 26.0% for the nine months ended September 30, 2008 from 25.2% for the nine months ended September 30, 2007.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2008 increased $3.0 million, or 6.3%, to $50.8 million from $47.8 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expense was due primarily to approximately $1.7 million of selling and marketing costs to support the higher sales volumes, $1.0 million of legal and advisory costs, $1.2 million of higher product development costs and $1.0 million of higher management bonus costs, offset by a $0.3 million reduction in expenses related to the annual financial statement audit and tax preparation, $0.8 million of lower losses on the sale of trade receivables and $0.7 million of lower non-cash incentive compensation related to the Company’s stock option program. As a result of these factors, selling, general and administrative expense as a percentage of net revenues decreased to 14.5% for the nine months ended September 30, 2008 as compared to 14.6% for the nine months ended September 30, 2007.

Securitization, impairment and other costs. Securitization, impairment and other costs for the nine months ended September 30, 2008 of $0.6 million decreased by $0.2 million as compared to $0.8 million for the nine months ended September 30, 2007. Securitization, impairment and other costs for the nine months ended September 30, 2008 were entirely related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs for the nine months ended September 30, 2007 were entirely related to Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues were 0.2% for the nine months ended September 30, 2008 and September 30, 2007.

Operating income. As a result of the foregoing, operating income for the nine months ended September 30, 2008 increased $5.6 million, or 16.5%, to $39.5 million from $33.9 million for the nine months ended September 30, 2007. Operating income as a percentage of net revenues increased to 11.3% for the nine months ended September 30, 2008 as compared to 10.4% for the nine months ended September 30, 2007.

Interest expense. Interest expense for the nine months ended September 30, 2008 decreased $3.7 million, or 14.3%, to $22.2 million from $25.9 million for the nine months ended September 30, 2007. The decrease in interest expense was primarily attributable to lower average borrowing amounts and lower average borrowing rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Additionally, the nine months ended September 30, 2007 included a covenant related waiver fee of $0.9 million with no comparable cost in the nine months ended September 30, 2008. Interest expense as a percentage of net revenues decreased to 6.3% for the nine months ended September 30, 2008 as compared to 7.9% for the nine months ended September 30, 2007.

Income tax provision. The provision for income taxes for the nine months ended September 30, 2008 was $6.9 million, as compared to $2.6 million for the nine months ended September 30, 2007. The effective income tax rate for the nine months ended September 30, 2008 was 40.9%, plus a $0.3 million charge for an increase of a state valuation allowance for tax credits not expected to be utilized less a $0.5 million credit for a reduction in prior year foreign earnings. The effective income tax rate for the nine months ended September 30, 2007 was 32.6%.

Net income. As a result of the foregoing, our net income for the nine months ended September 30, 2008 increased $5.1 million to $10.5 million as compared to $5.4 million for the nine months ended September 30, 2007. Net income as a percentage of net revenues for the nine months ended September 30, 2008 was 3.0% as compared to 1.7% for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2008 will not exceed $10.0 million. We have invested $7.2 million in capital expenditures for the nine months ended September 30, 2008. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $15.0 million of voluntary prepayments made year to date through September 30, 2008, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2008	$32	$122	$154
2009	581	462	1,043
2010	1,928	406	2,334
2011	1,809	4	1,813
2012	170,930	—	170,930
Thereafter	150,000	—	150,000

	$325,280	$994	$326,274
Less: Unamortized discount on long-term debt			(406)

Long-term debt and capital lease obligations, net			$325,868

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in the acceleration of our obligations under the Senior Credit Facility (approximately $175.0 million at September 30, 2008) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At September 30, 2008, there was $9.0 million of borrowings outstanding under our Revolving Credit Facility and letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.0 million. We had $11.0 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $11.0 million at September 30, 2008 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 5.00 to 1.00 at September 30, 2008. At September 30, 2008, we were in compliance with this and all other debt related covenants. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
2008	$—
2009	452
2010	1,809
2011	1,809
2012	170,930
Thereafter	—

$175,000

The Senior Credit Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

The funding markets have been volatile in the recent quarter and negative global economic trends persist. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had various business relationships with several subsidiaries of Lehman as of September 30, 2008. Lehman Brothers Commercial Paper Inc, a subsidiary of Lehman, is the administrative agent for the Credit Agreement. As of September 30, 2008, certain subsidiaries of Lehman held both a revolver commitment and term loans in the amount of $4.0 million and $2.8 million, respectively. Despite the market volatility and the Lehman bankruptcy, we have continued to have access to our Senior Credit Facility and Lehman has continued to act as administrative agent. Subsequent to September 30, 2008, the Lehman subsidiaries that we have business relationships with also filed for bankruptcy protection. It is unlikely that Lehman would fund their 7.3% portion of any future revolver funding requests. Management is working to secure a new administrative agent and a replacement lender for Lehman’s revolver commitment during the fourth quarter of 2008. We believe that we will have ample liquidity during this transition to a new administrative agent and replacement revolver lender.

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

Our Asset Backed Facility provides for a total of $330.0 million in off-balance sheet financing for trade receivables and equipment loans. We have structured, and intend to continue to structure, the finance programs in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that, under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income); “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 5.00 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of September 30, 2008, our Consolidated Total Debt to Adjusted EBITDA ratio was 4.37 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.86 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the Notes Indenture, and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.

We have presented, in the tables below, a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA which represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended September 30, 2008.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Total
EBITDA	$21,994	$18,078	$15,629	$18,486	$74,187
Finance program adjustments (a)	(665)	(689)	1,095	490	231
Other non-recurring charges (b)	228	479	74	3	784
Other non-cash charges (c)	(2,928)	(178)	3,689	95	678

Adjusted EBITDA	$18,629	$17,690	$20,487	$19,074	$75,880

September 30, 2008
Revolving Credit Facility	$9,000
Senior Credit Facility	175,000
Senior Subordinated Notes	149,594
Other long-term debt and capital lease obligations	1,274
Unrestricted cash held by foreign subsidiaries (d)	(3,000)

Consolidated Total Debt	$331,868

Consolidated Total Debt to Adjusted EBITDA ratio	4.37

	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Total
Interest expense	$8,876	$10,281	$4,936	$6,962	$31,055
Non-cash interest	(1,392)	(3,479)	1,558	(361)	(3,674)
Interest on letters of credit and permitted receivables financing	(265)	(277)	(257)	(266)	(1,065)
Interest income	161	23	97	(22)	259

Consolidated Cash Interest Expense	$7,380	$6,548	$6,334	$6,313	$26,575

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					2.86

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.

(b)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $0.6 million related to the Louisville, Kentucky pension plan termination which is included in the securitization, impairment and other costs line of our Consolidated Statements of Operations and $0.2 million of investigatory and audit costs related to a restatement of our financial statements as of and for the year ended December 31, 2006 and for the quarter ended March 31, 2007, which are included in the selling, general and administrative expenses line of our Consolidated Statements of Operations.

(c)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $2.3 million of non-cash mark to market losses relating to commodity and foreign exchange hedge agreements, which are included in the cost of sales line of our Consolidated Statements of Operations and a one-time non-cash pension curtailment gain of $1.6 million associated with the freeze of benefit accruals for all U.S. based salaried employees effective January 1, 2009, which are included in the securitization, impairment and other costs line of our Consolidated Statements of Operations.

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), a trust formed by Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. We will sell or contribute all of the trade receivables and certain of the equipment loans that we originate to ALER 2005 which, in turn, will transfer them to the trust. ALERT 2005A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of September 30, 2008, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $248.1 million and $52.2 million, respectively. The Company is working to secure a new Asset Backed Facility.

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

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2008 was $33.8 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

On September 15, 2008, Lehman Brothers Holding Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code. Lehman Brothers Special Financing Inc., a subsidiary of Lehman, is the counterparty to in interest rate cap agreement with ALERT 2005A. It is anticipated that this interest rate cap agreement will be replaced during the fourth quarter of 2008 with a substantially identical arrangement with another financial institution.

Cash Flows

Cash provided by operating activities for the nine months ended September 30, 2008 of $12.3 million was driven by cash generated by operations of $34.2 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $21.9 million. Working capital requirements for the nine months ended September 30, 2008 increased for accounts receivable, inventories, other assets and accounts payable. The working capital investment in accounts receivable increased $4.4 million, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary, ALER2005. The working capital investment in inventories at September 30, 2008 increased $11.4 million due to seasonal inventory increases.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2008 and September 30, 2007 were $7.2 million and $5.9 million, respectively. Capital spending in the first nine months of 2008 was principally oriented toward manufacturing process improvements and product redesign equipment purchases. The capital spending in the first nine months of 2007 was principally oriented toward Ripon, Wisconsin space requirements for acquired service part inventories, product enhancements and computer infrastructure requirements.

Proceeds on disposition of assets within the consolidated statements of cash flows for the nine months ended September 30, 2007 includes $0.8 million of proceeds from the sale of the Portland, Tennessee facility.

Defined Benefit Plan

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. For the nine months ended September 30, 2008, the Company contributed $1.8 million to its defined benefit pension plans. The Company expects to contribute $0.3 million to its defined benefit pension plans during the remainder of 2008.

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

From time to time we may enter into derivative financial instruments to hedge our interest rate exposures, exchange rate fluctuations between United States dollars and foreign currencies and certain commodity prices. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposures.

Effective March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on March 4, 2008, we paid a fixed rate of 3.81%, and received or paid quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $0.2 million during the nine months ended September 30, 2008.

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid $0.2 million during the nine months ended September 30, 2008. The fair value of this interest rate swap agreement, which represents the amount that we would pay upon a settlement of this instrument, was $0.1 million at September 30, 2008.

Effective January 4, 2008, we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, there was no net cash interest received during 2007. Under the swap, we paid $0.5 million during the nine months ended September 30, 2008. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was $1.1 million at September 30, 2008.

During the fourth quarter of 2007, we entered into foreign exchange hedge contracts with Bank of America, N.A. to hedge a portion of our foreign exchange risk related to the purchases by Alliance Laundry Systems LLC from Alliance International BVBA and other European vendors. Under the foreign exchange hedges, we received $1.0 million during the nine months ended September 30, 2008. The fair value of these foreign exchange hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was $0.1 million at September 30, 2008. The notional amount of the foreign exchange hedge contracts outstanding as of September 30, 2008 totaled 4.3 million Euros.

We enter into commodity hedge contracts with Bank of America, N.A. to hedge a portion of our nickel commodity risk related to stainless steel purchases. Under the commodity hedges, we paid $1.0 million during the nine months ended September 30, 2008. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was $2.5 million at September 30, 2008. The notional amount of the nickel commodity hedge contracts outstanding as of September 30, 2008 totalled 220 metric tons.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in “Note 15 – Commitments and Contingencies.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: the continued weakness and volatility in the financial markets and global economy; the inability to replace Lehman as a revolver lender; the impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates which may affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; the availability of borrowings under our Revolving Credit Facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings; and litigation and other risks listed from time to time in our reports, including but not limited to our Annual Reports on Form 10-K (file no. 333-56857). In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 15 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. There have been no material changes in our risk factors from those disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than the addition of the risk factor disclosed below. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Continued adverse conditions in the financial markets and global economy could have a material adverse effect on our business.

During 2008, the financial markets and global economy have been experiencing extreme weakness, volatility and disruption. Such weakness, volatility and disruption is accompanied by and, to some extent the result of, increasing raw material costs, lack of available credit, and fluctuating foreign currency exchange rates. Each of the foregoing, as well as the health of the U.S. and global economy generally, affects demand for our products. A decline in the economic activity and conditions in the United States and any other markets in which we operate, which have recently deteriorated significantly, could have a material adverse effect on our financial condition and results of operations. There can be no assurances that government responses to disruptions in the financial markets or any other expected developments will alleviate the current economic situation in the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-6-08

/S/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	11-6-08

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-6-08

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	11-6-08

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-6-08

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	11-6-08