Form 10-K
period 2008-12-31
ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP
filed 2009-03-10
CIK 1063698, 1063699, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER	333-56857
333-56857-01
333-56857-02

ALLIANCE LAUNDRY SYSTEMS LLC

ALLIANCE LAUNDRY CORPORATION

ALLIANCE LAUNDRY HOLDINGS LLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE DELAWARE DELAWARE	39-1927923 39-1928505 52-2055893
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. BOX 990, RIPON, WISCONSIN 54971-0990

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(920) 748-3121

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of March 9, 2009: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Index to Annual Report on Form 10-K

Year Ended December 31, 2008

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This Annual Report includes “forward-looking statements” which appear in a number of places and includes statements regarding the intent, belief or current expectations with respect to, among other things, the ability to borrow funds under the Senior Credit Facility, the ability to replace our current asset backed securitization facility on advantageous terms or at all, the ability to successfully implement operating strategies and trends affecting the business, liquidity, financial condition and results of operations. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct and actual results could differ materially from those we expect, depending on the outcome of various factors, including, but not limited to, those set forth in this Form 10-K under the section headings noted above, in Item 1A hereof under “Risk Factors.”

PART I.

ITEM 1. BUSINESS

General

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ parent entity. Throughout this annual report the term “stand-alone commercial laundry equipment” refers to commercial laundry equipment excluding the consumer laundry market, drycleaning equipment and custom engineered, continuous process laundry systems and the term “stand-alone commercial laundry equipment industry” includes laundromats, multi-housing laundries and on-premise laundries and excludes consumer laundry, drycleaners and continuous process laundries.

Our business began in 1908 when we introduced a hand-operated washer to the marketplace. Industry leading features were introduced under the Speed Queen® brand with the introduction of stainless steel wash tubs in 1938 and automatic washers and dryers in 1952. On May 5, 1998, Bain Capital Partners, LLC, (“Bain”), and members of our management, acquired 93% common equity interest in us with our then parent, Raytheon Company (“Raytheon”), continuing to own 7% of the common interests. In January 2005 Ontario Teachers’ Pension Plan Board, (“OTPP”), indirectly acquired the majority of the equity interests of Alliance Laundry through ALH Holding Inc. (“ALH”), and our management indirectly owned the remainder of Alliance Laundry’s equity interests through ALH. ALH owns 100% of the equity interests of Alliance Holdings. As of March 9, 2009 OTPP owns 90.0% of the equity interests of Alliance Laundry through ALH and current management owns 9.9% of the equity interests. On July 14, 2006 we completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations which manufacturers and markets commercial laundry products similar to Alliance Laundry. CLD’s European headquarters was located in Wevelgem, Belgium, and it had manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (“European Operations”). CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. See Note 2 “CLD Acquisition and Related Activity” for further discussion.

We refer to the 2005 acquisition of Alliance Holdings by ALH, including the related management investments in ALH, as the “Alliance Acquisition.” In connection with the closing of the Alliance Acquisition, we issued $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013 (the “Senior Subordinated Notes”), established a $250.0 million senior secured credit facility (the “Senior Credit Facility”) and repaid the $110.0 million aggregate principal amount of our then outstanding 9 5/8% senior subordinated notes due 2008 (the “1998 Senior Subordinated Notes”). We refer to the above financing transactions (the “Financing Transactions”), taken together with the Alliance Acquisition, as the “Transactions.”

Alliance Laundry Corporation (“ALC”) is a wholly-owned subsidiary of Alliance Laundry that was incorporated in 1998 for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes. ALC also served as the co-issuer of the Senior Subordinated Notes. ALC does not have any substantial operations or assets of any kind and will not have any revenue.

We believe that we are a leading designer, manufacturer and marketer in North America of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. We produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, and Cissell®. We have been a leader in the North American stand-alone commercial laundry equipment industry for more than ten years. With the addition of our European Operations and Alliance Laundry’s export sales to Europe, we are also a leader in the European stand-alone commercial laundry equipment industry.

We attribute our success in this industry to: (i) the quality, reliability and functionality of our products; (ii) the breadth of our product offerings; (iii) our extensive distributor network and strategic alliances with key customers; (iv) our investment in new product development and manufacturing capabilities and (v) selective acquisitions. As a result of our industry position, we generate significant recurring sales of replacement equipment and service parts. In addition to stand-alone commercial laundry equipment in North America, we also offer commercial laundry equipment and service parts internationally through our U.S. operations and through our European Operations. Internationally, through our U.S. operations, we generated revenue of $79.9 million, $68.3 million, and $57.4 million in 2008, 2007 and 2006, respectively. Internationally, through our European Operations, we generated revenue of $79.7 million in 2008, $85.4 million in 2007 and $36.5 million for the period July 14, 2006 through December 31, 2006. For 2008, 2007 and 2006 we generated net revenues of $460.3 million, $443.3 million and $366.1 million and Adjusted EBITDA (as defined in Item 7 “Liquidity and Capital Resources under EBITDA and Adjusted EBITDA”) of $72.0 million, $68.5 million and $59.3 million, respectively.

In North America, we serve three distinct commercial laundry end-customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons. Our primary means of serving these end-customers is through distributors and route operators through our U.S. operations. We reach laundromat and on-premise laundry end-customers through a network of over 400

North American distributors and over 200 international distributors served through our U.S. operations. Over 100 distributors are also served through our European Operations. Our distributors purchase equipment from us, then re-sell and install it for laundromat and on-premise end-customers. We serve multi-housing end-customers in North America through a network of over 100 route operators. Route operators purchase equipment from us and then obtain leases from multi-housing property managers to place the equipment into common laundry rooms.

We believe that we have the most extensive distribution network in North America which gives us a significant competitive advantage. We estimate that our distributors and route operators have either the number one or number two market position in over 80% of North American markets. We believe that the superior quality and loyalty of our distribution network has been a significant factor in achieving this market position in each of our three commercial laundry end-customer groups.

We estimate that the North American stand-alone commercial laundry equipment industry generated approximately $540 million in revenue in 2008. The industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. North American consumers view clean clothes as a necessity, with economic conditions historically having limited effect on the frequency of use, and therefore the useful life, of laundry equipment. As a result, the industry’s revenues have been relatively stable over time and through past economic downturns.

With capital investments totaling $31.8 million for the five years ended December 31, 2008, we have developed many new products, redesigned existing products and modernized our manufacturing facilities in Ripon, Wisconsin, and since July 2006 we have begun similar programs for our products and facilities in Wevelgem, Belgium and Deinze, Belgium. We believe our considerable investment in our product lines and manufacturing capabilities have strengthened and will continue to enhance our market leadership position. For information about the financial results of our operating segments, see Note 18 to the Financial Statements – Segment Information.

Company Strengths

Market Leader with Significant Installed Base. We believe that we are a market leader in the overall North American stand-alone commercial laundry equipment industry. In addition to being a market leader in North America, we believe that we are a leader in sales to each of our three primary commercial laundry end-customer groups. As a result of being a market leader for over ten years, we believe that we have one of the largest installed bases of equipment in North America, comprised of approximately two million machines. A significant majority of our revenue is attributable to replacement sales which are driven by our large installed base combined with an average ten year estimated life per machine.

Extensive and Loyal Distribution Networks. We believe we have developed an extensive distribution network in North America, with over 400 distributors and over 100 route operators. We estimate that our laundromat and on-premise laundry distributors and multi-housing route operators have either the number one or number two market position in over 80% of North American markets. These leading distributors and route operators are attracted by our industry-leading brand equity, broad product array, significant installed base and our comprehensive value-added support, which includes training, joint promotion efforts and extensive electronic support of installation and service. These factors lead to high costs for distributors and route operators to switch manufacturers, especially when combined with their substantial investments in service parts inventories and in training their sales and installation personnel with respect to our highly engineered products. Our end-customers place great value on the proven reliability of our products, backed by years of demonstrated experience in the field, as this significantly impacts their long-term repair and maintenance expenses. We have not historically experienced any significant turnover of our distributors and route operators, of which a significant number have been customers for over ten years.

Comprehensive and Innovative Product Offering. We believe our product lines lead the industry in reliability, breadth of offerings, functionality and advanced features. In addition, we believe we are the only manufacturer in North America to produce a full commercial product line (including topload washers, dryers, frontload washers, washer-extractors and tumbler dryers for all commercial customer groups), thereby providing customers with a single source solution for most of their stand-alone commercial laundry equipment needs. At December 31, 2008, our engineering organization was staffed with over 60 engineers, designers, technicians and support staff, who along with our marketing and sales personnel, and with input from our major customers, work to redesign and enhance our products to better meet customer needs. Many of our new products place an emphasis on energy efficiency and feature new electronic controls, facilitating ease of use as well as improving performance and reliability. In 2003 we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. In 2003 we introduced our Wash Alert system which allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm rooms. In 2005 we introduced a variable frequency drive for certain of our washer-extractors which uses approximately 50 percent of the electricity of our other models. In 2006 we introduced the commercial laundry industry’s first 45 lb. per pocket stacked tumbler, which provides greater capacity per square foot of floor space than any other tumbler on the market.

Leading North American Brands. We market and sell our products under the widely recognized brand names Speed Queen, UniMac, Huebsch, IPSO and Cissell. We believe that we have industry-leading brand equity and brand recognition, based upon historical customer survey results.

Strong and Incentivized Management Team. Led by Chief Executive Officer Thomas L’Esperance, we have assembled a strong and experienced management team. Our seven executive officers average over 16 years of experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) developing strategic alliances with key customers; (ii) acquiring and successfully integrating the commercial laundry businesses of UniMac, IPSO, and Cissell; (iii) implementing manufacturing cost reduction and quality improvement programs and (iv) implementing ongoing refinements to our product offerings. In addition, current management owns 9.9% of the Company’s common equity, and could own up to 16.9% of the Company’s common equity if management’s service and performance stock options, outstanding as of March 9, 2009 become exercisable (as defined in the ALH stock option plan).

Business Strategy

Our strategy is to continue our strong financial performance and selectively pursue growth opportunities by offering to our customers a full line of the most reliable and functional stand-alone commercial laundry equipment, together with industry-leading, comprehensive value-added services. The key elements of our strategy are as follows:

Develop and Strengthen Relationships with Key Customers. We have developed and will continue to pursue long-term relationships with key customers and will pursue supply agreements where appropriate. The relationships that we establish with our customers are comprehensive and include training, extensive technical support and promotional activities. In addition, we model our product development efforts to meet evolving customer preferences by working with key customers to develop new products, features and value-added services.

We have not experienced any significant customer turnover. Our top ten customers have been our customers for more than ten years. Coinmach Corporation, which is the largest operator of multi-housing laundries in North America, has been a significant customer of ours for over two decades.

Continue to Improve Manufacturing Operations. We seek to continuously enhance our product quality and reduce costs through ongoing refinements to our manufacturing processes. We have achieved such improvements in our Ripon, Wisconsin facilities, and intend to continue doing so at Ripon and at our Belgium facilities, through collaboration among key customers, suppliers and our engineering and marketing personnel. We have progressively reduced our manufacturing costs through improvements in raw material usage and labor efficiency, as well as through plant consolidations completed in 2000, 2006 and 2007. Since 2000, we have been using a demand flow production system on our higher volume product lines. These process changes have resulted in significant improvements in assembly efficiency, inventory levels, customer order lead times and production quality.

Continue to Pursue Strategic Acquisitions. Our present management team has successfully negotiated and integrated acquisitions since 1994 that, taken as a whole, have significantly increased our sales. We acquired LSG’s CLD operations in July 2006. We intend to continue our consideration of strategic acquisitions, both domestically and internationally. Our acquisition strategy will enhance and expand our international presence in the stand-alone commercial laundry equipment industry. We will focus on opportunities that provide or enhance the supply of full product lines to our customers. By doing this, we can improve our already strong market positions as well as achieve significant acquisition synergies.

Expand into the U.S. Consumer Laundry Market. We re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. This non-compete agreement was a result of the divestiture of a sister division in 1997. We are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share, and are targeting the mid to high-end U.S. consumer laundry markets with products which are designed to have useful lives approximately twice that of typical consumer laundry equipment. We believe that our push into the mid to high-end U.S. consumer laundry markets will continue to allow us to expand our sales and diversify our customer base with minimal incremental capital expenditures since these products will be produced in our current facilities and are effectively our commercial units without vending capability.

Industry Overview

We estimate that North American stand-alone commercial laundry equipment sales were approximately $540 million in 2008. We believe that the North American market for stand-alone commercial laundry equipment has grown at a compound annual rate of approximately 2.7% since 2003. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions tend not to affect the frequency of use or replacement of laundry equipment. We believe steady industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality and therefore higher average selling prices.

Manufacturers of stand-alone commercial laundry equipment compete on their ability to satisfy several customer criteria, including: (i) equipment reliability and durability; (ii) performance criteria such as water and energy efficiency, load capacity and ease of use; (iii) the availability of innovative technologies such as cashless payment systems and advanced electronic controls, which improve ease of use and management audit capabilities; (iv) the ability to swiftly and reliably provide servicing for their equipment; and (v) the supply of value-added services such as rapid spare parts delivery, equipment financing and computer-aided assistance in the design of commercial laundries.

Trends and Characteristics

North American Growth Drivers. We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups. We believe population growth has historically supported replacement sales and modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.1% since 1998 and is projected to grow at approximately 1.0% per year, on average, over the next ten years.

In addition, customers are increasingly trading up to equipment with enhanced functionality, at higher average selling prices. For example, the larger national and regional customers in the laundromat and multi-housing customer groups are more likely to take advantage of recently available electronic features, such as cashless payment systems and advanced electronic controls which we believe provide these customers with a competitive advantage. Customers continue to move toward equipment with improved water and energy efficiency as the result of escalating energy costs, government and consumer pressure and a focus on containing operating costs.

Limited End Use Cyclicality. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles because economic conditions tend not to dramatically affect the frequency of use, or replacement, of laundry equipment. The useful life of commercial laundry equipment, and thus the timing of replacement of the equipment, are also generally unaffected by economic conditions. The useful life of stand-alone commercial laundry equipment is generally 7 to 14 years. Under all economic conditions, owners of commercial laundries typically continue to use their equipment until it can no longer be economically repaired or until competition forces the owner to upgrade their equipment in order to improve its appearance or functionality.

International Growth. We anticipate growth in demand for commercial laundry equipment in international markets. We also believe this is particularly true in developing countries where laundry needs are currently less fully developed than in North America. We believe that continued development and growth of disposable income in these countries will cultivate an increased need and demand for laundry services addressable by our products. We believe we have positioned the Company to benefit from this growth through our 2006 acquisition and integration of CLD’s European Operations.

Reducing Customer Operating Costs. The time required to wash and dry a given load of laundry, which we refer to as cycle time, has a significant impact on the economics of a commercial laundry operation. Accordingly, commercial laundry equipment manufacturers produce equipment that provides progressively shorter cycle times through improved technology and product innovation. This shorter cycle time decreases labor costs and increases the volume of laundry that can be processed in a given time period. Examples of methods for reducing cycle time are: (i) shortening fill, drain and wash times; and (ii) decreasing water extraction time by increasing spin speed. Product enhancements that we implemented in 2000 increased our topload washer’s spin speed to the fastest in the commercial laundry equipment industry. The higher spin speed substantially increases water extraction and thereby lowers moisture retention. For laundromat and multi-housing laundry owners, the lower moisture retention results in reduced energy bills for clothes drying operations. Overall, this improvement provides faster drying times, lower energy costs and the potential for increased revenue-generating cycles per day.

Customer Categories

Stand-alone Commercial Laundry Equipment. Each of the stand-alone commercial laundry equipment industry’s three primary customer groups—laundromat operators, multi-housing laundry operators and on-premise laundry operators—is served through a different distribution channel and has different requirements with respect to equipment load capacity, performance and operating features. Vended equipment purchased by multi-housing route operators is most similar to consumer machines sold to retail customers. Equipment purchased by laundromats and on-premise laundries has greater durability, delivers increased capacity, provides more sophisticated cleaning and faster drying capabilities and is generally purchased through distributors.

Laundromats. We estimate that laundromats accounted for approximately 43% of the sales for the North American stand-alone commercial laundry equipment industry in 2008. There are an estimated 35,000 laundromats in North America. These laundromats typically provide walk-in, self-service washing and drying and primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and matching large capacity dryers, respectively. Laundromats have historically been owned and operated by sole proprietors who typically rely on distributors to find locations for stores, design the laundromat, provide and install equipment and provide technical and repair support and broader business services. For example, distributors frequently host seminars for potential laundromat proprietors to explain laundromat investment opportunities. Independent laundromat proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner’s reliance on the services of its local distributor, we believe that a strong distributor network in local markets differentiates manufacturers which serve this customer group.

In addition to distributor relationships, we believe that laundromat owners choose among different manufacturers’ products based on, among other things: (i) reputation, reliability and ease and cost of repair; (ii) availability of equipment financing; (iii) the water and energy efficiency of the products (approximately 26% of annual gross wash and dry revenue of Laundromats is consumed by utility costs, according to the Coin Laundry Association, or CLA); and (iv) the efficient use of physical space in the store (approximately 25% of annual gross revenue of laundromats is expended on rent, according to the CLA’s “2008 Coin Laundry Industry Survey”).

Multi-Housing Laundries. We estimate that multi-housing laundries accounted for approximately 28% of North American stand-alone commercial laundry equipment sales in 2008. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations, as well as equipment for in-unit hook ups.

Most products sold to multi-housing laundries are small-chassis topload and frontload washers and small-chassis dryers that are vended, but similar in appearance to those sold to the retail consumer market and offer a variety of enhanced durability and performance features such as audit functions that keep track of the number of cycles and the amount of money that has been collected. We estimate that topload washers sold to multi-housing laundries typically last 10,000 cycles, approximately twice as long as the expected life of a consumer machine.

Multi-housing laundries are managed primarily by route operators who purchase, install and service the equipment under contracts with building management. Route operators pay rent (which may include a portion of the laundry’s revenue) to building management. Route operators are typically direct customers of commercial laundry equipment manufacturers such as ours and tend to maintain their own service and technical staffs. Route operators compete for long-term contracts on the basis of, among other things: (i) the reputation and durability of their equipment; (ii) the level of maintenance and quality of their repair service; (iii) the ability of building management to audit laundry equipment revenue; and (iv) the water and energy efficiency of products.

We believe reliability and durability are key criteria for route operators and their property management customers in selecting equipment, because these criteria help to minimize equipment down time and repair costs. We also believe route operators prefer water and energy efficient equipment that offers enhanced electronic monitoring and tracking features demanded by building management companies. Route operators are reluctant to change equipment suppliers given their investments in spare parts inventories and in sales and repair technician training, particularly as laundry equipment becomes more technically sophisticated. Therefore, we believe a large installed base of laundry equipment gives a commercial laundry equipment manufacturer a significant competitive advantage and a high likelihood of substantial, recurring and predictable replacement sales.

On-Premise Laundries. We estimate that on-premise laundries (“OPL”) accounted for approximately 29% of North American stand-alone commercial laundry equipment sales in 2008. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, prisons, sports facilities, car washes and fire stations.

Products sold to on-premise laundries include washer-extractors, tumbler dryers and flatwork finishers. The washer-extractors and tumbler dryers are primarily in larger capacities, up to 200 pounds per load, and process significantly larger loads of textiles and garments in shorter times than equipment typically sold to laundromats or multi-housing customer groups. Effective and rapid washing (i.e. reduced cycle time) of hotel sheets, for example, reduces both a hotel’s linen requirements and labor costs of washing and drying linens. We believe that in a typical on-premise laundry within a hotel, up to 50% of the operating cost is labor.

On-premise laundries typically purchase equipment through a distributor who provides a range of sales, installation and repair services on behalf of manufacturers. As with laundromats, we believe a strong distributor network is a critical element of sales success. On-premise laundries select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability of products; (ii) load capacity and cycle time; (iii) water and energy efficiency; and (iv) ease of use. In addition, the availability of technical support and service is important when an on-premise laundry operator selects an equipment supplier.

Consumer Laundry. We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. Products sold in this segment include topload washers, frontload washers and standard dryers, which we sell through distributors. Within this sales segment we are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share, and are targeting the mid to high-end U.S. consumer laundry markets with products which are designed to have useful lives approximately twice that of typical consumer laundry equipment. We believe that our push into the mid to high-end consumer laundry markets has allowed us to continue to diversify our customer base with minimal incremental capital expenditures since these products are produced in our current facilities.

Products and Services

We offer a full line of stand-alone commercial laundry washers and dryers, with service parts and value-added services supporting our products. Our products range from small washers and dryers, primarily for use in laundromats and multi-housing laundry rooms, to large laundry equipment with load capacities of up to 200 pounds used in on-premise laundries. Our brands include Speed Queen, UniMac, Huebsch, IPSO and Cissell and are sold throughout North America and in over 90 foreign countries. We also benefit from domestic and international sales of service parts for our large installed base of commercial laundry equipment. We also sell laundry equipment under private label brands in order to take advantage of distribution networks of other companies as they fill their need to round out their product offerings.

Washers

Washers include washer-extractors, topload washers and frontload washers.

Washer-Extractors. We manufacture washer-extractors, our largest washer products, to process from 12 to 200 pounds of laundry per load. After cleaning, washer-extractors extract water from laundry with spin speeds that produce over 400 G-force, thereby reducing water retention and the time and energy costs for the drying cycle. These products are primarily sold under the Speed Queen, UniMac, Huebsch, IPSO and Cissell brands. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 200 pounds of laundry per load are sold to on-premise laundries. Washer-extractors are built to be extremely durable in order to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable enough to avoid frequent breakdowns, which would increase operating costs and downtime for the user.

In 2005 we introduced a larger capacity 150 pound washer-extractor which provides many productivity advantages for the on-premise laundry segment. The washer’s cylinder is the largest in the industry, within its category, equating to more laundry done in less time. This additional capacity also reduces the number of wash cycles per day, saving as much as 10% in water usage over other models. A door opening of nearly 25 inches makes it easier and faster to load and unload linens, saving operation time.

In 2005 we introduced a variation of our current Huebsch washer-extractor product line by adding models with 50% higher extract speed which removes more water from clothes at the end of the wash cycle and significantly shortens the drying cycle, thereby reducing utility costs.

In 2007 we introduced UniLinc™ an advanced graphical programmable washer control with operating software under the UniMac brand. The system uses advanced operating reports to assist our customers in lowering their laundry operating expenses. UniLinc reports more than 100 time and date stamped events used to reduce troubleshooting time, manage water consumption and record machine usage by the date and minute.

In 2007 the IPSO brand introduced an inverter-driven cabinet hardmount washer-extractor line with flexible energy programming options and up to 165 G-force. This product line provides energy and water efficient solutions for on-premise laundries as well as the energy conscious coin store owner.

In 2008 washer-extractors available for sale under our Cissell brand were expanded with six new capacities ranging from 18 to 165 pounds.

Topload Washers. Topload washers are small-chassis washers with the capability to process up to 16 pounds of laundry per load with spin speeds that produce up to 150 G-force. These products are sold primarily to multi-housing laundries, laundromats and consumers under the Speed Queen and Huebsch brands.

In 2006 we modified our energy efficient commercial topload washer offerings by introducing models that comply with the 2007 Department of Energy regulatory guidelines for energy and water usage.

In 2008 we expanded our product offering under the IPSO brand to include topload washers and matching dryers to complement IPSO’s existing line of vended laundry equipment.

Frontload Washers. Frontload washers are sold under the Speed Queen, IPSO and Huebsch brands to laundromat and/or multi-housing customers. Our frontload washer’s advanced design uses 22% to 57% less water than our topload washers and can process up to 18 pounds of laundry per load. Furthermore, decreased usage of hot water and superior water extraction in the high G-force spin cycle reduce energy consumption. Our frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) or rear controls and can be purchased with a matching small-chassis dryer (single or stacked, front or rear controls).

Our frontload washers display the U.S. federal government’s ENERGY STAR™ mark. The ENERGY STAR label was designed by the U.S. federal government to denote products that use less energy, thereby saving money on utility bills while helping to protect the environment. Along with our 18 pound wash load capacity, our frontload washer has a spin speed of up to 1,000 revolutions per minute, providing significant dryer energy savings.

In 2007 we introduced a new door opening on our consumer and commercial frontload washer that is 131% larger, making loading and unloading significantly more convenient.

In 2008 we introduced a new frontload washer and matching dryer to IPSO distribution that features stainless steel cabinetry for commercial applications.

Dryers

Dryers include tumbler dryers, standard dryers and stacked dryers. We also sell a line of stacked combination frontload washers and dryers.

Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers are sold primarily to laundromats and on-premise laundries under all five of our brands. In 2003 we upgraded our 50 and 75 pound tumbler designs by enlarging the doors to facilitate easier loading and unloading. These new doors are also reversible which allows for a broader array of installation arrangements. In addition, in 2003 we introduced the CARE® fire suppression system option for 50, 75, 120 and 170 pound tumblers. This system detects and diminishes spontaneous combustion fires which can be started when drying chemically saturated fabrics.

In 2006 we introduced the commercial laundry industry’s first 45 pound per pocket stacked tumbler. The new tumbler provides greater capacity per square foot of floor space than any other tumbler on the market. This tumbler is also the most energy efficient commercial tumbler dryer Alliance Laundry Systems has ever built. The combination of increased capacity per square foot, fast throughput and energy savings results in greater profits for our customers.

In 2007 Alliance Laundry Systems received a patent on their design for oval perforations on tumbler dryers. The new perforations were designed to reduce clothing and machine damage by allowing foreign objects such as drywall screws to pass while maintaining air flow, strength and efficient drying performance.

In 2008 several new products were introduced including a 55 pound capacity tumbler that incorporates an axial airflow design which delivers high energy efficiency and shorter drying times. Also new were 50 Hertz versions of our 45 pound capacity stacked tumbler and expansion of the C.A.R.E. fire suppression system option to 25, 30 and 35 pound capacity on-premises laundry tumbler dryers.

Standard Dryers. Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load. Standard dryers, including stacked dryers, are primarily sold under the Speed Queen, UniMac and Huebsch brands. Our standard dryer’s capacity, measuring 7.1 cubic feet, is among the largest in the industry.

Stacked Dryers and Stacked Frontload Washers and Dryers. To enable our multi-housing customers to conserve valuable floor space, we offer a stacked unit consisting of two 18 pound standard dryers and offer a stacked combination unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

Service Parts

We benefit from the recurring sales of service parts used to support our large installed base of equipment. The expected field service life of our equipment is 7 to 14 years. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround basis for emergency repair parts orders. The significant demand for service parts generated by the large installed base provides us with a source of higher margin revenue which is recurring and predictable.

Our websites enable authorized distributors and route operators to register products, process warranty claims and order parts online. These online services offer customers flexibility, short processing time and reduced order processing errors.

Other Value-Added Services

Management believes we offer an unmatched range of complementary customer services and support, including technical support and on-call installation and repair service through our highly trained distributors. We believe our customers attach significant importance to these value-added services. We offer services that we believe are significant drivers of high customer satisfaction and retention, such as equipment financing (which accounted for approximately 2% of our 2008 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design and sales and service training for distributors. We offer our customers a CD-ROM based parts look up program called SearchIt®, which is continually updated to include service manuals, troubleshooting guides, parts pricing information and a parts ordering pick list. Our laundry design service provides construction drawings and 3-dimensional layouts of proposed laundry facilities, and provides a cost analysis for new or updated laundry facilities.

Our public websites provide information on all of our products and services, including equipment sizing and cost analysis tools, and include the ability to download product literature, installation and operating instructions, programming manuals, technical bulletins and warranty information. They also provide product selection assistance, education centers, an online consumer magazine, distributor locators, dealer locators, servicer locators, product comparison guides and energy and water consumption guides. In 2006 we launched new IPSO and Cissell domestic websites, and new eight language UniMac and Speed Queen websites targeted at worldwide visitors.

We also have a password-protected website for our distributors and route operators. In 2004 we added an E-Business section to our website that allows authorized distributors and route operators to check the status of their equipment and parts orders online as well as parts inventory availability. In 2005 our technical communications department created product service training videos and online electronic control training for use by authorized distributors and route operators. In 2007 a new finance site was launched for our existing coin store finance customers allowing them to manage their accounts online.

We believe our extensive services, in addition to the dependability and functionality of our products, will continue to differentiate our products from the competition.

Customers

Our customers include more than: (i) 150 distributors to laundromats; (ii) 250 distributors to on-premise laundries; (iii) 100 route operators serving multi-housing laundries; (iv) 200 international distributors served through our U.S. operations; and (v) more than 100 distributors served through our European Operations.

Our top ten customers accounted for approximately 22.9% of our 2008 net revenues. Our top ten customers have been customers for more than ten years. In 2008 Coinmach Corporation, the largest multi-housing route operator in the United States, PWS Investments, Inc. and JLA Limited were our largest customers. Coinmach and its subsidiary, Super Laundry Equipment Corp., was our largest customer, accounting for 9.2% of our 2008 net revenues.

Sales and Marketing

Sales Force

Our global sales force of more than 50 as of December 31, 2008 is structured to serve the specific needs of each of our customer groups. In addition, through a marketing staff of more than 45 professionals as of December 31, 2008, we provide customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

Marketing Programs

We support our sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.5 million in 2008 and included a variety of forms, including internet websites, multi-media projects, print literature, direct mail and public relations activities. In addition, our representatives attended over 40 trade shows in 2008 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for our products.

Off-Balance Sheet Equipment Financing

Through our special-purpose financing subsidiaries, we offer an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include two to ten year loans with an average principal amount of approximately $80,000. We believe that our off-balance sheet equipment financing program is among the industry’s most comprehensive and that the program is an important component of our marketing activities. In addition, this service provides us with an additional source of recurring income.

The financing program is structured to help minimize our risk of loss. We adhere to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references; site analysis including demographics of the location and multiple year pro-forma cash flow projections), security in the form of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs for equipment loans have averaged less than 1% for the five year period ended December 31, 2008, and were less than 1% for the year ended December 31, 2008. For additional information about the financing program, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” Note 3 to the Financial Statements – “Significant Accounting Policies” and Note 5 to the Financial Statements – “Equipment Financing and Sales of Notes Receivable.”

Research and Development

As of December 31, 2008, our engineering organization is staffed with over 60 engineers, designers, and technicians, who have developed numerous proprietary innovations that we utilize in select products. Our recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of our commercial laundry equipment. Our engineers and technical personnel, together with our marketing and sales personnel, collaborate with our major customers to redesign and enhance our products to better meet customer needs. Our cumulative research and development spending exceeded $43.6 million for the five year period 2004 through 2008.

Competition

Within the North American stand-alone commercial laundry equipment industry, we have several large competitors. However, we believe that we are the only participant in the North American stand-alone commercial laundry equipment industry to serve significantly all three customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of AB Electrolux products), Whirlpool Corporation and The Dexter Company. In multi-housing, our principal competitor is Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation, Wascomat and Continental Girbau Inc. We do not believe that a significant new competitor has entered the North American stand-alone commercial laundry equipment industry during the last ten years.

Within the European stand-alone commercial laundry equipment industry, we have several large competitors. The largest manufacturer and marketer of stand-alone commercial laundry equipment in Europe is AB Electrolux. The other large European manufacturers and marketers of stand-alone commercial laundry equipment are Girbau, S.A. and Primus N.V.

Manufacturing

We operate manufacturing facilities located in Ripon, Wisconsin; Wevelgem, Belgium and Deinze, Belgium with an aggregate footprint of more than 900,000 square feet. The facilities are organized to focus on specific product groups, although each facility serves multiple customer groups. The Ripon plant produces our small-chassis topload washers, large-chassis washer-extractors, frontload washers, small chassis dryers and tumbler dryers. Our Wevelgem and Deinze plants produce primarily large-chassis washer-extractors and ironers. Our manufacturing plants primarily engage in fabricating, machining, painting, assembling and finishing operations. We also operate our equipment distribution center and service parts distribution center in Ripon, Wisconsin. In November of 2005 we entered into a lease agreement that expires March 2013, related to production space in Ripon, Wisconsin. In 2008 we leased warehouse space in Wevelgem, Belgium. This space is used for the distribution of washer extractors and tumbler dryers produced in the United States and Belgium for European customers. We believe that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

In 2006 we discontinued the Louisville, Kentucky operations and closed the Portland, Tennessee facility. For additional information regarding the Louisville and Portland facilities, see the discussion under Note 2 to the Financial Statements – “CLD Acquisition and Related Activity.” Substantially all of CLD’s Louisville and Portland operations were consolidated into Ripon, Wisconsin operations.

We purchase substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics. For the majority of raw materials and components, we believe there are readily available alternative sources of raw materials from other suppliers. We have developed long-term relationships with many of our suppliers and have sourced materials from six of our ten largest suppliers for at least five years.

We are committed to achieving continuous improvement in all aspects of our business in order to maintain our industry leading position. All of our manufacturing facilities, Ripon, Wisconsin and Wevelgem and Deinze, Belgium, are ISO 9001 certified. ISO 9001 is a set of standards dealing with quality management systems for quality assurance in design/development, production, installation and servicing that are published by the International Standardization Organization.

Intellectual Property and Licenses

We have approximately 29 trademarks, certain of which are registered in the United States and a number of foreign jurisdictions as of December 2008. Our widely recognized brand names Speed Queen, UniMac, Huebsch, IPSO and Cissell are identified with and important to the sale of our products.

Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks. In 2006 we recorded a reduction in the value of the LSG customer agreement. For additional information regarding the LSG customer agreement, see the discussion under Note 9 to the Financial Statements – “Goodwill and Other Intangibles.”

We currently have 35 patents. Our business is not dependent to any significant extent upon any single or related group of patents. We believe that our most significant patents are the “Conical Spring Braking Mechanism” which expired in 2007 and the “Suspension System for Automatic Washing Machine,” which will expire in 2009. The expiration of the “Conical Spring Braking Mechanism,” has not had a material adverse effect on the Company’s financial condition, and we do not believe that the expiration of the “Suspension System for Automatic Washing Machine,” will have a material adverse effect on the Company’s financial condition or its results of operations.

Our business is not dependent to a material degree on copyrights or trade secrets although we consider the CustomerOne™, NetMaster®, CardMate®, Wash Alert™, CARE®, and SearchIt systems and our upgraded Micro-electronic Display Control™ to be developments that are important to our business. Other than licenses to commercially available third-party software, we do not believe our licenses to third-party intellectual property are significant to the business.

Regulations and Laws

Environmental, Health and Safety Matters

Our Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the transportation, storage and disposal of wastes, including solid and hazardous wastes. We are also subject to potential liability for non-compliance with other environmental laws and for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate (or formerly owned or operated) and at other properties where the Company or predecessors have carried on business or have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities (including potential fines and civil damages) will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws. In our opinion, any liability related to matters presently pending will not have a material effect on our financial position, liquidity or results of operations after considering provisions already recorded.

Federal, state and local governments could enact laws or regulations concerning environmental matters that affect our operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for, our products. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where we or our predecessors have arranged for the disposal of hazardous substances.

Certain environmental investigatory and remedial work is underway at our Ripon, Wisconsin manufacturing facility. With respect to the Ripon facility, this work is being conducted by us with the support of an environmental consultant. In furtherance thereof, during 2005 the Wisconsin Department of Natural Resources requested the installation and monitoring of a ground well at the Ripon facility. The first ground well has been monitored in accordance with a work plan set up between Alliance Laundry and the Wisconsin Department of Natural Resources. Consistent with our plans, the Company installed four additional wells in late 2008 and early 2009 within the general area of the first well. A work plan for the additional monitoring wells has been set up between Alliance Laundry and the Wisconsin Department of Natural Resources that will run through 2010. We currently expect to incur costs of less than $100,000 through 2010 related to these additional wells. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility.

Other Regulation

In addition to environmental regulation, our operations are also subject to other federal, state and local laws, including those relating to protection of public health and worker safety.

Employees

We are dependent on the continued services of our senior management team and certain other key employees. We currently have an employment agreement in place with Thomas F. L’Esperance, Chief Executive Officer, and entered into new severance protection agreements in January of 2005 with several other members of our senior management team as discussed more fully in Item 11 “Executive Compensation-Severance Benefits.” We do not maintain life insurance policies with any key employees.

As of December 31, 2008, we had 1,572 employees of which 249 were associated with our European Operations. The United Steel Workers of America union represented approximately 957 employees at our Wisconsin facilities. In addition, approximately 177 employees at our Belgium facilities are represented by a works council and a union delegation. We believe that current labor relations are good, and no labor disruptions are anticipated in the foreseeable future.

On September 28, 2005, the United Steel Workers of America entered into an amendment (the “Amendment”) to their existing labor contract, dated March 1, 2004 (the “Labor Contract”). The Amendment allowed changes to the tiered wage system, pension benefits and medical coverage for employees hired after January 1, 2006. The Amendment also extends the contract from February 28, 2009 through February 28, 2013 contingent upon the Company maintaining a certain level of employment, and contains amendments to provisions that are customary for an agreement of this type, including, among others, those related to overtime and severance pay; pension and savings plans; and life, disability, medical and dental plan coverage. There have been no work stoppages at any of our Wisconsin facilities for more than 30 years.

We are a party to certain federal and sector collective bargaining agreements in Belgium which are mandatory and regulate items such as working hours, pay premiums, vacation, early retirement age and social fund contributions. These agreements are negotiated at a national, sector and local level, and can be unlimited in duration.

ITEM 1A. RISK FACTORS

The business, prospects and value of the Company are subject to a number of risk factors, which are identified in this filing and have been identified by us in a number of our filings with the SEC.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the agreements governing our debt.

We are highly leveraged. As of December 31, 2008 we had $310.7 million of consolidated indebtedness, excluding unused commitments under our revolving credit facility and letters of credit.

Our substantial indebtedness could have important consequences to noteholders and creditors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts, our planned expansion into the U.S. consumer laundry market and other general corporate needs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors with less debt;

•	subject us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including our borrowings under our Senior Credit Facility; and

•	limit our ability to borrow additional funds.

Our credit facilities contain representations, warranties and covenants which if breached could lead to an event of default and could, thereby, accelerate payment of our debt. In addition, our ability to access borrowings under the revolving portion of our Senior Credit Facility is subject to our compliance with the covenants and other provisions of the facility, including a Consolidated Total Debt to Adjusted EBITDA ratio and an Adjusted EBITDA to Consolidated Cash Interest Expense test. Our ability to satisfy these financial ratios and tests can be affected by events beyond our control, including prevailing and future economic, financial and industry conditions, and we cannot assure you that we will continue to meet those ratios and tests in the future. For additional information about these financial ratios and tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If Adjusted EBITDA for the year ended December 31, 2008 was approximately $3.6 million lower, we would have violated these financial ratios and tests under our Senior Credit Facility. The financial and other restrictive covenants contained in our Senior Credit Facility could also generally limit our ability to engage in activities that may be in our long-term best interests, and our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness, our ability to fund our planned capital expenditures, our expansion into the U.S. consumer laundry market and our research and development efforts, will depend on our ability to generate cash and on future financial results. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the Senior Credit Facility or otherwise to enable us to pay our indebtedness, including the Senior Subordinated Notes, or to fund other liquidity needs. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and our lenders would have the ability to require that we immediately repay our outstanding indebtedness. If the lenders required immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

We also could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. The agreements governing our debt limit our ability to sell assets and restrict the use of proceeds from any such sale. Furthermore, the Senior Credit Facility is secured by substantially all of our assets. Therefore, we may not be able to sell our assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

In addition, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Credit Facility and the Senior Subordinated Notes, on commercially reasonable terms or at all.

Continued adverse conditions in the financial markets and global economy could have a material adverse effect on our business.

The current global financial crisis, which began in 2007, has deteriorated further and has caused extreme weakness, volatility and disruption. Such weakness, volatility and disruption is accompanied by and, to some extent the result of, increasing raw material costs, lack of available credit and fluctuating foreign currency exchange rates. Each of the foregoing, as well as the health of the U.S. and global economy, generally affects demand for our products. The decline in economic activity and conditions in the United States and the other markets in which we operate has, and may continue to, adversely affect our financial condition and results of operations. There can be no assurances that government responses to disruptions in the financial markets or any other expected developments will alleviate the current economic situation in the foreseeable future.

Our net revenues depend on a limited number of significant customers.

Our top ten equipment customers accounted for approximately 22.9% of our 2008 net revenues, of which one customer, Coinmach Corporation and its subsidiary, Super Laundry Equipment Corp., accounted for approximately 9.2% of such net revenues for the period. Many arrangements are by purchase order and are terminable at will at the option of either party. Our business also depends upon the financial viability of our customers. A significant decrease or interruption in business from one or more of our significant customers, as a result of the global financial crisis or otherwise, could result in loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Our inability to fund our financing programs to end-customers could result in the loss of sales and adversely affect our operations.

We offer an extensive financing program to end-customers, primarily laundromat owners, to assist them in their purchases of new equipment from our distributors or, in the case of route operators, from us. Typical terms include two to ten year loans with an average principal amount of approximately $80,000. We provide these financing programs through our asset backed facility, which is a four year $330.0 million revolving facility entered into by Alliance Laundry Equipment Receivables Trust 2005-A, a trust formed by Alliance Laundry Equipment Receivables 2005 LLC, our special purpose bankruptcy remote subsidiary, and backed by equipment loans and trade receivables originated by us. The trust is utilized to finance both equipment loans and trade receivables. If certain limits in the size of the asset backed facility are reached (either overall size or certain sublimits), additional indebtedness may be required to fund the financing programs. Our inability to incur such indebtedness to fund the financing programs or our inability to securitize such assets through our off-balance sheet bankruptcy remote subsidiary could limit our ability to provide our end-customers with financing, which could result in the loss of sales and have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in the cost of funding our financing subsidiaries could have a material adverse effect on our business, financial condition and results of operations.

The global financial crisis could adversely affect our business and financial performance.

The ongoing global financial crisis has tightened credit markets and lowered liquidity levels. Lower credit availability may increase borrowing costs for our customers and suppliers. In addition, some of our customers and suppliers may experience financial problems due to reduced access to credit and lower revenues. Financial duress may prompt some of our suppliers to seek to renegotiate supply terms with us, eliminate or reduce production of certain components we purchase or file for bankruptcy protection. In addition, some of our customers may be unable to obtain financing to purchase products or meet their payment obligations to us. In addition, the financial crisis could result in the insolvency of one or more of our customers. The occurrence of any or all of these events could have a material adverse effect on our business, financial condition and results of operations.

Price fluctuations or shortages of raw materials and the possible loss of suppliers could adversely affect our operations.

The major raw materials and components we purchase for our production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics. The price and availability of these raw materials and components are subject to market conditions affecting supply and demand. Market prices of some of our key raw materials and components have fluctuated significantly with steep commodity price increases in 2007 and early 2008 followed by declining prices for some of those materials. In particular, we have experienced significant price increases in steel, aluminum and electronic controls through the first half of 2008. There can be no assurance that increases in raw material or component costs (to the extent we are unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on our business, financial condition and results of operations. We also purchase a portion of these raw materials and component parts from foreign suppliers using foreign currency. As a result, we are subject to exchange rate fluctuations that could have a material adverse effect on our business, financial condition and results of operations. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or natural disasters, may impair our ability to satisfy our customers and could adversely affect our financial performance.

We operate in a competitive market.

Within the North American stand-alone commercial laundry equipment industry, we have several large competitors. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Whirlpool Corporation and The Dexter Company. In multi-housing, our key competitor is Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation, Wascomat and Continental Girbau Inc. Within the European stand-alone commercial laundry equipment industry, we have several large competitors which include AB Electrolux, Girbau, S.A. and Primus N.V. There can be no assurance that significant new competitors or increased competition from existing competitors will not have a material adverse effect on our business, financial condition and results of operations. Certain of our principal competitors have greater financial resources and/or are less leveraged than us and may be better able to withstand market conditions within the commercial laundry equipment industry. There can be no assurance that we will not encounter increased competition in the future, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may face competition from companies outside of the United States that may have lower costs of production (including labor or raw materials). These companies may pass off these lower production costs as price decreases for customers and as a result, our revenues and profits could be adversely affected.

Energy efficiency and water usage standards could adversely affect our industry.

Certain of our washer products are subject to federal and state laws and regulations which pertain to energy efficiency and/or water usage. There is a federal standard for residential clothes washers. The federal government and individual U.S. states may consider and enact laws and corresponding standards which would regulate energy efficiency for certain of our commercial washers, as well as water usage standards for certain of our residential and commercial washers.

These existing laws and regulations, along with anticipated energy efficiency and water usage laws and corresponding standards, may create short-term market conditions which are economically disadvantageous to us and may have a material adverse effect on our business, financial condition and results of operations.

We increasingly manufacture and sell our products outside of the United States, which may present additional risks to our business.

For the year ended December 31, 2008 approximately 28.7% of our net revenue was attributable to products sold outside of the United States compared with 28.6% for the year-ended December 31, 2007. Expanding international sales is part of our growth strategy. In addition to export sales to foreign countries, we have several manufacturing facilities and sales offices located in Europe. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate of various foreign jurisdictions could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to the risk of foreign currency fluctuations.

Some of our operations are or will be conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations may have a material adverse effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency by:

•	matching cash flows and payments in the same currency; and

•	entering into foreign exchange contracts for hedging purposes.

We actively strive to hedge these foreign currency transaction risks, but cannot provide assurance that we will be successful in doing so. The exchange rates between the Euro and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods.

Beginning in June 2009 we will be unable to utilize our off-balance sheet asset backed facility. An inability to refinance or replace this facility could have an adverse impact on our business.

Beginning in June 2009 we will be unable to request new borrowings under our off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. The asset-backed securitization market has deteriorated along with other capital and credit markets since the current global financial crisis began in 2007. Should market conditions continue to deteriorate or our financial position deteriorates, we may be unable to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 2009 could have a material adverse effect on our business, financial condition and results of operations, including our revenues, EBITDA, liquidity and leverage. Gains on sales of notes receivable and other net finance program income in 2008 of approximately $9.3 million are included in equipment financing, net revenue. As of December 31, 2008, the amount due to investors under our off-balance sheet asset backed facility for trade receivables and equipment notes was $46.7 million and $254.3 million, respectively. If we are unable to refinance or replace the facility, among other things, our EBITDA could decrease over time due to the loss in revenue generated by new financings and our leverage could increase as a result of having to finance accounts receivables on our balance sheet. In either case, our liquidity could be materially and adversely affected.

We are dependent on key personnel.

We are dependent on the continued services and performance of our senior management team and certain other key employees, including Thomas L’Esperance, our CEO. Mr. L’Esperance’s employment agreement with us automatically renews for one-year periods, beginning on May 4 of each year, unless the Company or Mr. L’Esperance provides written notice not to renew the agreement. The loss of any key employee could have a material adverse effect on our business, financial condition and results of operations because of their experience and knowledge of our business and customer relationships. We do not maintain life insurance policies with respect to key employees.

Adverse relations with employees could harm our business.

As of December 31, 2008, approximately 957 of our employees at our Wisconsin facilities were represented by The United Steel Workers of America. In addition, a large majority of our European employees belong to Belgium trade unions. The current collective bargaining agreement covering employees at our Wisconsin facilities was approved March 1, 2004. A contract amendment in September 2005 extended the agreement from February 28, 2009 through February 28, 2013 contingent upon the Company maintaining a certain level of employment. However, there can be no assurance that we can successfully maintain such employment levels at our Wisconsin facilities or successfully negotiate new agreements or that work stoppages by certain employees will not occur. Any such work stoppages could have a material adverse effect on our business, financial condition and results of operations.

Significant differences between actual results and estimates of the amount of future obligations under our pension plans could adversely affect our financial results.

We maintain defined benefit pension plans that cover most of our U.S. employees, which impose on us certain payment obligations toward the funding of the plans. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. A continuation of the current adverse conditions in the credit and capital markets could result in actual rates of return and growth rates being materially lower than projected. This could significantly increase our payment obligations under the plans, require us to take a significant charge on our balance sheet and, as a result, adversely affect our business, financial condition and results of operations.

The controlling equityholder of our parent company could exercise its influence over us to your detriment.

OTPP controls, indirectly through ALH and Alliance Holdings, approximately 90.0% of our voting securities and has significant influence over our management and is able to determine the outcome of all matters required to be submitted to the shareholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of OTPP as an equity owner could be in conflict with interests of our noteholders or creditors. OTPP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders or creditors. In addition, certain determinations that need to be made under covenants in the Senior Credit Facility and the indenture governing the Senior Subordinated Notes (the “Notes Indenture”) will not be made by the managing member of Alliance Laundry. Instead, these decisions will be made by the Board of Directors of our ultimate parent company, ALH. It is not clear under either the laws of the state of Delaware or applicable federal bankruptcy law what, if any, duties the Board of Directors of ALH will owe to Alliance Laundry and its equity and debt holders. In the absence of any such duties, the Board of Directors of ALH could make determinations under the Senior Credit Facility and the Notes Indenture that are not in the best interest of our debt holders, creditors and other shareholders.

The nature of our business exposes us to potential liability for environmental claims and we could be adversely affected by environmental, health and safety requirements.

We are subject to comprehensive and frequently changing federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing emissions of air pollutants and gases, discharges of waste and storm water and the disposal of hazardous wastes. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where we or our predecessors have arranged for the disposal of hazardous substances. The enactment of more stringent laws or stricter interpretation of existing laws could require additional expenditures by us, some of which could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future, and we cannot be sure that our existing insurance or additional insurance will provide adequate coverage against potential liability resulting from any such administrative and judicial proceedings and inquiries. The aggregate amount of future clean-up costs and other environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

Certain environmental investigatory and remedial work is underway at our Ripon, Wisconsin manufacturing facility. With respect to the Ripon facility, this work is being conducted by us with the support of an environmental consultant. In furtherance thereof, during 2005 the Wisconsin Department of Natural Resources requested the installation and monitoring of a ground well at the Ripon facility. The first ground well has been monitored in accordance with a work plan set up between Alliance Laundry and the Wisconsin Department of Natural Resources. Consistent with our plans, the Company installed four additional wells in late 2008 and early 2009 within the general area of the first well. A work plan for the additional monitoring wells has been set up between Alliance Laundry and the Wisconsin Department of Natural Resources that will run through 2010. We currently expect to incur costs of less than $100,000 through 2010 related to these additional wells. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility.

Our operations are also subject to various hazards incidental to the manufacturing and transportation of commercial laundry equipment. These hazards can cause personal injury and damage to and destruction of property and equipment. There can be no assurance that as a result of past or future operations, there will not be claims of injury by employees or members of the public. Furthermore, we also have exposure to present and future claims with respect to worker safety, workers’ compensation and other matters. There can be no assurance as to the actual amount of these liabilities or the timing of them. Regulatory developments requiring changes in operating practices or influencing demand for, and the cost of providing, our products and services or the occurrence of material operational problems, including but not limited to the above events, may also have a material adverse effect on our business, financial condition and results of operations.

We may incur product liability expenses.

We are exposed to potential product liability risks that arise from the sales of our products. In addition to direct expenditures for damages, settlements and defense costs, there is a possibility of adverse publicity as a result of product liability claims. We cannot be sure that our existing insurance or any additional insurance will provide adequate coverage against potential liabilities and any such liabilities could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

Increased or unexpected product warranty claims could adversely affect us.

We provide our customers a warranty covering workmanship, and, in some cases, materials on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months up to 60 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our business, financial condition and results of operations.

We may encounter certain risks when implementing our business strategy to expand into the U.S. consumer laundry market.

We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. The continued execution of our strategy to expand in the U.S. consumer laundry market could cause us to incur unforeseen capital expenditures, divert management’s attention from our core businesses and cause us to incur losses on assets devoted to the strategy. Any failure to continue to successfully execute this strategy could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

We are subject to risks of future legal proceedings.

At any given time, we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. Although we maintain insurance policies, we can make no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices or at all. A significant judgment against us, the loss of a significant permit or other approval or the imposition of a significant fine or penalty could have a material adverse effect on our business, financial condition and future prospects.

Changes in Accounting Standards may adversely affect us.

Our financial statements are subject to the application of U.S. generally accepted accounting principles (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to issue new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, securitization structures and transactions as well as to issue new standards expanding disclosures. The potential impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, financial condition and results of operations.

Interest rate fluctuations could have an adverse effect on our revenues and financial results.

We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our fixed rate debt, including the notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations including obligations outstanding under our credit facility and retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” for an additional discussion of such market risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

  None.

ITEM 2. PROPERTIES

The following table provides certain information regarding our significant facilities as of December 31, 2008:

Location	Function/Products	Approximate Square Feet	Owned/ Leased
Production Facilities
Ripon, WI	Manufacture small washers, dryers and tumbler dryers	572,900	Owned
Ripon, WI	Manufacture washer-extractors	149,000	Leased	[1]
Wevelgem, Belgium	Manufacture washer-extractors	131,053	Owned
Deinze, Belgium	Manufacture larger washer-extractors and ironers	57,900	Leased	[2]

	Subtotal	910,853

Regional Distribution Centers
Ripon, WI	Washers, washer-extractors, dryers and tumbler dryers	147,500	Owned
Ripon, WI	Service parts	81,895	Owned
Wevelgem, Belgium	Washers, washer-extractors, dryers and tumbler dryers	24,000	Leased	[3]

	Subtotal	253,395

Other
Ripon, WI	Sales and administration	65,700	Owned
Ripon, WI	Engineering and procurement	56,976	Owned
Ripon, WI	Sales and administration	8,724	Leased	[1]
Barcelona, Spain	Sales office and distribution center	10,000	Leased	[4]
Oslo, Norway	Sales office	1,900	Leased	[5]

	Subtotal	143,300

	Total	1,307,548

1)	The lease term for this facility is seven years and two months beginning on January 1, 2006 with an option to extend for five years and an additional option to extend for three years. The lease was amended in December 2007 to add 8,724 square feet of additional office space beginning January 1, 2008. The amended lease follows the term of the original lease.
2)	The lease term for this manufacturing facility is nine years beginning on October 1, 2004.
3)	The lease term for this distribution center expires December 31, 2014, with an option to extend for three years.
4)	The lease term for this sales office and distribution center expires April 30, 2011, with an option to extend for five years.
5)	The lease term for this sales office expires December 31, 2010, with an option to extend for five years.

ITEM 3. LEGAL PROCEEDINGS

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising under these claims and legal proceedings will not have a material adverse effect on our business, financial condition and results of operations after giving effect to provisions already recorded.

In September 2006 one of our foreign subsidiaries, Alliance International BVBA, was named in a lawsuit in the Belgian civil courts by a Belgian customer for having allegedly negligently designed, manufactured and assembled certain safety devices. These safety devices are not being used in our products, but were sold to a Belgian customer prior to the CLD Acquisition. The cause of the alleged defect is unknown and is being investigated by a court appointed expert. The damages claimed of EUR 1.6 million by the Belgian customer are currently unsubstantiated. No court hearing is expected before 2010. No injury has been reported as a consequence of the alleged defect. Although the outcome of this matter is not predictable with assurance, management believes that the amount of any potential damages resulting from this action would not exceed accruals and available indemnification recoverable from LSG pursuant to the CLD acquisition agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of Alliance. There was one holder of record of the common equity of each of Alliance Laundry Systems LLC, Alliance Laundry Holdings LLC and Alliance Laundry Corporation as of March 9, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended December 31, 2008, 2007, and 2006 as well as the period January 28, through December 31, 2005 (Successor), January 1 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor).

Alliance Laundry is a wholly-owned subsidiary of Alliance Holdings. Because Alliance Holdings is a holding company with no operating activities and provides certain guarantees, the financial information presented herein represents consolidated financial information of Alliance Holdings, rather than consolidated financial information of Alliance Laundry. The summary historical consolidated financial data for the successor and predecessor periods presented were derived from our audited consolidated financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and the notes related thereto of Alliance included elsewhere in this Annual Report. The results of operations acquired in the CLD Acquisition have been included in our results since the date of the acquisition.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Successor	Successor	Predecessor	Predecessor
	(dollars in thousands)
Statements of income (loss) data:
Net revenues:
Equipment and service parts	$451,039	$435,229	$359,755	$287,705	$20,303	$274,887
Equipment financing, net	9,302	8,079	6,313	8,940	380	6,100

Net revenues	460,341	443,308	366,068	296,645	20,683	280,987
Cost of sales	341,743	332,592	282,279	225,706	15,585	199,010

Gross profit	118,598	110,716	83,789	70,939	5,098	81,977

Selling, general and administrative expenses	63,339	59,965	50,995	38,632	3,829	39,879
Securitization, impairment and other (income) costs, net	2,609	(750)	7,150	10,009	—	—
Transaction costs associated with sale of business	—	—	—	—	18,790	—

Total operating expenses	65,948	59,215	58,145	48,641	22,619	39,879

Operating income (loss)	52,650	51,501	25,644	22,298	(17,521)	42,098

Interest expense	30,658	34,747	31,177	24,117	995	25,439
Loss from early extinguishment of debt	—	—	—	—	9,867	—
Costs related to abandoned public offering	—	—	—	—	—	4,823
Other expenses, net	—	—	417	—	—	—

Income (loss) before income taxes	21,992	16,754	(5,950)	(1,819)	(28,383)	11,836
Provision (benefit) for income taxes	6,470	6,885	(2,540)	(1,158)	9	71

Net income (loss)	$15,522	$9,869	$(3,410)	$(661)	$(28,392)	$11,765

Cash flow data:
Net cash provided by (used in) operating activities	$41,470	$31,735	$22,906	$6,628	$(6,619)	$34,880
Net cash (used in) investing activities	(9,246)	(7,127)	(87,037)	(4,225)	(188)	(4,101)
Net cash provided by (used in) financing activities	(27,799)	(25,188)	69,985	(1,922)	(70)	(27,245)

Other data:
Capital expenditures	$8,762	$8,338	$6,150	$4,229	$188	$4,166
Ratio of earnings to fixed charges(1)	1.7	1.5	—	—	—	1.5

	December 31,			December 31,
	2008	2007	2006	2005	2004
	Successor	Successor	Successor	Successor	Predecessor
	(dollars in thousands)
Balance sheet data:
Total current assets	$123,334	$115,770	$124,306	$68,080	$64,260
Total current liabilities	79,332	65,475	65,463	34,366	48,372
Working capital(2)	44,002	50,295	58,843	33,714	15,888
Total assets	565,781	560,287	574,322	463,459	184,016
Long-term debt and capital lease obligations (including current portion)	310,728	341,788	376,115	326,336	269,559
Long-term debt obligations(3)	341,147	354,175	392,994	335,260	282,777

(1)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases, representing that portion of rental expense deemed to be attributable to interest. In 2006 the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2006 would have been $5.9 million. In 2005 the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $1.8 million. In 2005 the Predecessor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $28.4 million. The ratio of earnings to fixed charges is not shown for the combined period as the information would not be meaningful.
(2)	Working capital represents total current assets less total current liabilities.
(3)	Long-term obligations includes long-term debt, current portion of long-term debt, other long-term liabilities and the Predecessor mandatorily redeemable preferred units.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and that we are similarly a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch, IPSO and Cissell, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds as well as presses and finishing equipment. Our commercial products are sold to three distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons.

The North American stand-alone commercial laundry equipment industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. Economic conditions historically have had limited effect on the frequency of use, and therefore the useful life of laundry equipment. As a result, the industry’s revenues have been relatively stable over time. Similarly, with a majority of our revenues generated by recurring sales of replacement equipment and service parts, we have experienced stable revenues even during past economic slowdowns.

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2008 net revenues from the sale of commercial laundry equipment and equipment financing through our U.S. operations were approximately $337.9 million, which comprised 73% of our total net revenues. The other main components of our revenues are sales of stand-alone commercial laundry equipment through our European Operations, sales of consumer laundry products and the sale of service parts. In 2008 our net revenues from our European Operations were approximately $79.7 million, which comprised 17% of our total net revenues. In 2008 net revenues from the sale of service parts were approximately $52.6 million, which comprised approximately 12% of our total net revenues. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders. In addition to sales of stand-alone commercial laundry equipment and service parts, we re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. In 2008 our net revenues from the sale of consumer laundry equipment were approximately $22.8 million, which comprised approximately 5% of our total net revenues. The above revenues are partially offset by worldwide sales eliminations of $32.7 million, which comprised (7%) of our total revenues.

We have achieved steady revenues by building an extensive and loyal distribution network for our products, establishing a significant installed base of units and developing and offering a full innovative product line. As a result of our large installed base, a significant majority of our revenue is attributable to replacement sales of equipment and service parts.

We believe that continued population expansion in North America and Europe will continue to drive demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We anticipate growth in demand for commercial laundry equipment in international markets as well, especially in developing countries where laundry processing has historically been far less sophisticated than in North America and Western Europe. In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. Customers are also moving toward equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating costs.

During 2008, similar to many other industries both in the U.S. and abroad, our industry faced significant macroeconomic challenges, including the instability in the financial markets that began in 2007. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products and lead to volatile material costs, fluctuating foreign currency exchange rates, liquidity strain on our suppliers, decreased availability of financing for our customers and reduced new construction of laundry facilities in certain countries. We expect these conditions to continue in the near term.

We are subject to a number of challenges that may adversely affect our business. These challenges are discussed above under Item 1A “Risk Factors” and below under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

Recent Developments

During the fourth quarter of 2008, we implemented a plan to control salary expenses as a result of continued deterioration in the global economy. This plan included the reduction of approximately 60 associates and resulted in a charge of $1.0 million for severance costs and related benefits. This charge is included in Securitization, impairment and other costs line of the consolidated statements of income.

On September 15, 2008 (“Bankruptcy Date”), Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had various business relationships with several subsidiaries of Lehman as of the Bankruptcy Date. Lehman Brothers Commercial Paper Inc., a subsidiary of Lehman, was the administrative agent for the credit agreement, dated as of January 27, 2005 (“Credit Agreement”). We are actively working to replace Lehman Commercial Paper Inc. as administrative agent at substantially the same terms that Alliance had with Lehman. As of December 31, 2008, certain subsidiaries of Lehman held our term loans in the amount of $2.6 million.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. When required, management considers the perspective of market participants in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, (“SFAS 157”). We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

Revenue Recognition. Revenue from product sales is recognized by us when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and ownership has transferred to the customer; (iii) the price to the customer is fixed or determinable; and (iv) collectability is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied and, accordingly, revenue is recognized upon shipment by us. In addition, warranty and sales incentive costs are estimated and accrued at the time of sale, as appropriate.

We sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entity. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in equipment financing, net revenue. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved.

Inventories. We value inventories at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write-down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Notes and Accounts Receivable. We value notes receivable not sold and accounts receivable net of allowances for uncollectible accounts. These allowances are based on estimates of the portion of the receivables that will not be collected in the future, and in the case of notes receivable, also considers estimated collateral liquidation proceeds. However, the ultimate collectability of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning. Balances are written off after all collection efforts have been exhausted.

Retained Interests in Securitized Notes Receivable. We value retained beneficial interests in notes receivable sold to our off-balance sheet special-purpose entity based upon the present value of expected future cash flows to be received on the residual portion of cash flows on the notes, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks inherent in such estimates. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income. Note 5 to the financial statements discloses the sensitivity of current fair value estimates to immediate adverse changes in certain valuation assumptions.

Intangibles. We account for goodwill and other indefinite-lived intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Under SFAS 142, goodwill is no longer amortized; however, it is tested for impairment at least annually and more frequently if an event occurs which indicates that the asset might be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We have completed the analysis required by SFAS 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2008.

Other intangible assets with finite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangibles, which are not amortized, are also subject to annual impairment testing. We have completed the analysis required by SFAS 142 and have concluded that no impairment of our indefinite-lived assets exists at December 31, 2008.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of our reporting unit and the respective indefinite-lived intangible assets. While we believe our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required in the future.

Employee Pensions. We have defined benefit pension plans covering the majority of our U.S. employees. Our long term funding policy is to accumulate gradually plan assets equal to our projected benefit obligations. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2008 we made voluntary contributions to our pension plans of $1.8 million compared with $1.8 million in 2007. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the under funded status of the plans and affect the level of pension expense and required contributions in 2009 and beyond.

While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement obligations and related future expense. The following table summarizes the sensitivity of our December 31, 2008 retirement obligations and 2009 retirement benefit costs of our U.S. plans to changes in the key assumptions used to determine those results:

Change in assumption	Estimated increase (decrease) in 2009 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2008	Estimated increase (decrease) in Other Postemployment Benefits cost	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2008
	(dollars in thousands)
1.00% increase in discount rate	$(33)	$(5,938)	$—	$(257)
1.00% decrease in discount rate	(48)	7,164	—	293
1.00% increase in long-term return on assets	(589)	—	n/a	n/a
1.00% decrease in long-term return on assets	539	—	n/a	n/a
1.00% increase in medical trend rates	n/a	n/a	43	329
1.00% decrease in medical trend rates	n/a	n/a	(37)	(292)

These sensitivities and assumptions may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 15, “Pensions and Other Employee Benefits,” in the notes to the Consolidated Financial Statements.

As of December 31, 2008, the Alliance Laundry Systems Pension Plan was underfunded by $17.2 million due in part to a negative 22.4% return on plan assets during 2008. In order to avoid limitations on benefit payments in 2009, we plan on funding approximately $2.5 million in 2009 for the Alliance Laundry Systems Pension Plan. In addition, during 2008 we began the process to terminate the Cissell Pension Plan which has been frozen since October 15, 2004. The Cissell Pension Plan was acquired on July 14, 2006 in connection with the CLD Acquisition. We currently expect the Cissell Pension Plan termination to be completed no later than December 31, 2009. We expect to fund approximately $2.8 million for the Cissell Pension Plan termination during 2009.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(dollars in thousands)
Net revenues:
Equipment and service parts	$451,039	$435,229	$359,755
Equipment financing, net	9,302	8,079	6,313

Net revenues	460,341	443,308	366,068
Cost of sales	341,743	332,592	282,279

Gross profit	118,598	110,716	83,789

Selling, general and administrative expenses	63,339	59,965	50,995
Securitization, impairment and other costs (income), net	2,609	(750)	7,150

Total operating expenses	65,948	59,215	58,145

Operating income	52,650	51,501	25,644

Interest expense	30,658	34,747	31,177
Other expense, net	—	—	417

Income (loss) before taxes	21,992	16,754	(5,950)
Provision (benefit) for income taxes	6,470	6,885	(2,540)

Net income (loss)	$15,522	$9,869	$(3,410)

The following table provides our historical net revenues for the periods indicated:
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(dollars in millions)
Net revenues:
Commercial laundry	$337.9	$317.4	$282.9
Consumer laundry	22.8	19.4	14.4
Service parts	52.6	51.8	45.7
European Operations	79.7	85.4	36.5
Worldwide eliminations	(32.7)	(30.7)	(13.4)

	$460.3	$443.3	$366.1

The following table provides certain condensed historical financial data expressed as a percentage of net revenues for each of the periods indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenues	100.0%	100.0%	100.0%
Cost of sales	74.2%	75.0%	77.1%

Gross profit	25.8%	25.0%	22.9%
Selling, general and administrative expense	13.8%	13.5%	13.9%
Securitization, impairment and other (income) costs, net	0.6%	-0.2%	2.0%

Operating income	11.4%	11.7%	7.0%

Net income (loss)	3.4%	2.2%	-0.9%

Below is a reconciliation of certain items of the consolidated statements of cash flows for the periods presented:
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(dollars in thousands)
Cash flows from operating activities:
Net cash provided by operations	$42,642	$35,677	$20,668
Net cash provided by (used for) working capital	(1,172)	(3,942)	2,238

Net cash provided by operating activities	$41,470	$31,735	$22,906

Cash flows from investing activities:
Additions to property, plant and equipment	$(8,762)	$(8,338)	$(6,150)
Transfer of restricted cash	(500)	—	—
Acquisition of businesses, net of cash received	—	—	(82,308)
Proceeds on disposition of assets	16	1,211	1,421

Net cash used in investing activities	$(9,246)	$(7,127)	$(87,037)

Cash flows from financing activities:
Principal payments on long-term debt	$(30,605)	$(34,573)	$(13,123)
Proceeds from promissory notes	—	—	1,000
Proceeds from senior term loan	—	—	60,000
Member contributions	2,806	9,385	23,443
Debt financing costs	—	—	(1,335)

Net cash (used in) provided by financing activities	$(27,799)	$(25,188)	$69,985

Effect of exchange rate changes on cash and cash equivalents	$(705)	$(47)	$292

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues. Net revenues for the year ended December 31, 2008 increased $17.0 million, or 3.8%, to $460.3 million from $443.3 million for the year ended December 31, 2007. This increase was attributable to $20.5 million of higher commercial laundry revenues, $3.4 million of higher consumer laundry revenue and $0.8 million of higher service parts revenue, which were partially offset by $5.7 million of lower sales from the European Operations and higher worldwide sales eliminations of $2.0 million. The increase in commercial laundry revenues includes $6.3 million of higher North American commercial equipment revenue, $12.9 million of higher international revenue and $1.2 million of higher earnings from our off-balance sheet equipment financing program. Revenue for North America was higher for multi-housing laundries, on-premise laundry and private label accounts. Revenue for international customers was higher in the Middle East, Asia, Latin America and Europe. The increase in consumer laundry revenue was due to continued growth in sales per retailer. Companywide revenues include an increase of $3.8 million related to exchange rates. The net revenue increases stated above include price increases of approximately $14.5 million. Our off-balance sheet equipment financing program earnings were higher due to adjustments of beneficial interests to their respective fair market values. The fair market value adjustments were primarily due to lower LIBOR rates and lower average loan prepayments.

Gross Profit. Gross profit for the year ended December 31, 2008 increased $7.9 million, or 7.1% to $118.6 million from $110.7 million for the year ended December 31, 2007. This increase was primarily attributable to approximately $14.5 million of price increases within the U.S. Operations, $1.5 million related to exchange rates, $1.7 million of labor related cost improvements and $1.2 million of higher earnings from our off-balance sheet equipment financing program. These increases in gross profit were partially offset by lower sales volume impacts of $5.1 million and approximately $5.9 million of higher raw material and net product distribution costs within the base business. Gross profit as a percentage of net revenues was 25.8% for the year ended December 31, 2008 and was 25.0% for the year ended December 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2008 increased $3.3 million, or 5.6%, to $63.3 million from $60.0 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was primarily due to $1.9 million of higher management bonus costs, $1.1 million of higher non-cash incentive compensation related to the Company’s stock option program, $1.0 million of higher losses on foreign exchange translation, $0.9 million of higher selling and marketing costs and $0.7 million in higher legal and advisory costs, which were partly offset by $1.2 million of lower losses on the sale of trade receivables. Additionally, selling, general and administrative costs in 2007 included $1.4 million of investigatory and audit costs related to the restatement of the financial statements, with no comparable expense in 2008. Selling, general and administrative expenses as a percentage of net revenues increased to 13.8% for the year ended December 31, 2008 from 13.5% for the year ended December 31, 2007.

Securitization, Impairment and Other (Income) Costs. Securitization, impairment and other (income) costs for the year ended December 31, 2008 increased $3.4 million, with expense of $2.6 million for the year ended December 31, 2008 as compared to income of $0.8 million for the year ended December 31, 2007. The 2008 expense was comprised of $1.3 million related to the Cissell Pension Plan, $1.0 million of manpower related restructuring costs and $0.3 million of securitization costs. The income in 2007 was comprised of a $1.6 million non-cash pension curtailment credit, partially offset by $0.8 million related to Marianna, Florida facility closure costs. Securitization, impairment and other (income) costs as a percentage of net revenues increased to a positive 0.6% for the year ended December 31, 2008 from a negative 0.2% for the year ended December 31, 2007.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2008 increased $1.2 million to $52.7 million from $51.5 million for the year ended December 31, 2007. Operating income as a percentage of net revenues decreased to 11.4% for the year ended December 31, 2008 from 11.7% for the year ended December 31, 2007.

Interest Expense. Interest expense for the year ended December 31, 2008 decreased $4.0 million, or 11.8%, to $30.7 million from $34.7 million for the year ended December 31, 2007 due to lower debt principal balances outstanding as a result of prepayments made during 2008. This decrease includes approximately $4.4 million of lower costs related to the term loan offset by $0.4 million of lower interest revenue on invested cash.

Income Tax Provision (Benefit). The provision for income taxes for the year ended December 31, 2008 was $6.5 million as compared to $6.9 million for the year ended December 31, 2007. The effective income tax rate was 29.4% for the year ended December 31, 2008 as compared to 41.1% for the year ended December 31, 2007. The lower effective income tax rate for 2008 as compared to 2007 is primarily the result of a decrease in U.S. tax on foreign earnings and a lower valuation allowance provided for in the current year for state tax credits and net operating losses not expected to be utilized.

Net Income (Loss). As a result of the aforementioned factors, our net income for the year ended December 31, 2008 was $15.5 million as compared to $9.9 million for the year ended December 31, 2007. Net income as a percentage of net revenues was 3.4% for the year ended December 31, 2008 as compared to a 2.2% for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues. Net revenues for the year ended December 31, 2007 increased $77.2 million, or 21.1%, to $443.3 million from $366.1 million for the year ended December 31, 2006. This increase was attributable to $34.5 million of higher commercial laundry revenues, $5.0 million of higher consumer laundry revenue, $6.1 million of higher service parts revenue and $48.9 million of full year sales from the European Operations acquired in the CLD Acquisition on July 14, 2006, which were partially offset by higher worldwide sales eliminations of $17.3 million. The increase in commercial laundry revenues includes $19.7 million of higher North American commercial equipment revenue, $10.9 million of higher international revenue, $2.1 million of net revenue resulting from the CLD Acquisition’s U.S. operations and $1.8 million of higher earnings from our off-balance sheet equipment financing program. Revenue for North America was higher for coin-operated and on-premise laundry customers as well as for multi-housing laundries. Revenue for international customers was higher in Europe, Asia, Latin America and the Middle East. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The higher service parts revenue includes approximately $4.4 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $13.1 million. Our off-balance sheet equipment financing program earnings were higher due to adjustments of beneficial interests to their respective fair market values. The fair market value adjustments were primarily due to lower LIBOR rates and lower average loan prepayments.

Gross Profit. Gross profit for the year ended December 31, 2007 increased $26.9 million, or 32.1%, to $110.7 million from $83.8 million for the year ended December 31, 2006. This increase was primarily attributable to approximately $13.6 million of increased gross profit from the European Operations acquired in the CLD Acquisition, $13.1 million of price increases in the U.S. Operations, $6.9 million of gross profit from increased sales volume, $3.0 million of increased gross profit resulting from CLD’s U.S. operations, $1.8 million of higher earnings from our off-balance sheet equipment financing program and $4.5 million of lower depreciation expense in the U.S. operations. The reduction in depreciation expense related to the closure of the Marianna, Florida facility in 2006. Additionally, the prior year included $3.2 million of expense related to an inventory step-up to fair market value recorded as part of the CLD Acquisition. These increases in gross profit were partially offset by approximately $19.0 million of higher raw material costs, net product distribution costs and medical and workers compensation costs within the base business. Gross profit as a percentage of net revenues was 25.0% for the year ended December 31, 2007 and was 22.9% for the year ended December 31, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 increased $9.0 million, or 17.6%, to $60.0 million from $51.0 million for the year ended December 31, 2006. The increase in selling, general and administrative expenses was primarily due to approximately $8.7 million of selling, general and administrative expenses resulting from the CLD Acquisition, $2.0 million of selling and marketing costs to support the increased base business sales, $1.6 million of increased base business engineering to support new and improved products, $1.4 million of investigatory and audit costs related to the restatement of the financial statements and $0.7 million of higher non-cash incentive compensation relating to incentive units and stock option programs. These increases were partially offset by a decrease of $2.9 million in costs associated with the transition of Marianna, Florida products to Ripon, Wisconsin, $1.3 million of lower management bonus costs and $1.1 million in lower costs for a periodic accrual under the one time retention bonus agreement with certain management employees. Selling, general and administrative expenses as a percentage of net revenues decreased to 13.5% for the year ended December 31, 2007 from 13.9% for the year ended December 31, 2006.

Securitization, Impairment and Other (Income) Costs. Securitization, impairment and other (income) costs for the year ended December 31, 2007 decreased $7.9 million, with income of $0.8 million for the year ended December 31, 2007 as compared to expense of $7.2 million for the year ended December 31, 2006. The income in 2007 was comprised of a $1.6 million non-cash pension curtailment credit, partially offset by $0.8 million related to Marianna, Florida facility closure costs. These costs in 2006 were comprised of $4.7 million related to Marianna, Florida facility closure costs, a $1.4 million non-cash impairment charge related to the Ajax trademark and a $1.0 million non-cash impairment charge related to the LSG customer agreements. Securitization, impairment and other (income) costs as a percentage of net revenues decreased to a negative 0.2% for the year ended December 31, 2007 from a positive 2.0% for the year ended December 31, 2006.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2007 increased $25.9 million to $51.5 million from $25.6 million for the year ended December 31, 2006. Operating income as a percentage of net revenues increased to 11.7% for the year ended December 31, 2007 from 7.0% for the year ended December 31, 2006.

Interest Expense. Interest expense for the year ended December 31, 2007 increased $3.5 million, or 11.5%, to $34.7 million from $31.2 million for the year ended December 31, 2006. This increase includes approximately $1.7 million of higher costs related to the term loan, $0.7 million related to a Senior Credit Facility waiver fee and $1.2 million of higher non-cash costs related to changes in fair values of interest rate swap agreements. The higher term loan interest is comprised of approximately $0.7 million related to higher interest rates and approximately $1.0 million higher interest costs due to higher amounts outstanding under our Senior Credit Facility beginning July 14, 2006 to partially fund the CLD Acquisition.

Income Tax Provision (Benefit). The provision for income taxes for the year ended December 31, 2007 was $6.9 million as compared to an income tax benefit of $2.5 million for the year ended December 31, 2006. The effective income tax rate was 41.1% for the year ended December 31, 2007 as compared to 42.7% for the year ended December 31, 2006.

Net Income (Loss). As a result of the aforementioned factors, our net income for the year ended December 31, 2007 was $9.9 million as compared to a net loss of $3.4 million for the year ended December 31, 2006. Net income as a percentage of net revenues was positive 2.2% for the year ended December 31, 2007 as compared to a negative 0.9% for the year ended December 31, 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2009 will not exceed $11.0 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages on our indebtedness, if any thereon, or to fund planned capital expenditures, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Significant changes or further deterioration in market liquidity conditions could also impact our access to funding and the associated funding costs and reduce our earnings and cash flow. During the fourth quarter of 2008, the capital and credit market crisis worsened. In response to these worsening conditions, we took actions to reduce our employment levels in the fourth quarter of 2008 and we are currently reviewing our 2009 business plan to identify additional cost-saving measures which would benefit 2009 and help mitigate the effect from potentially lower sales volumes in 2009 than currently projected. These additional measures may include further reductions in force, salary freezes, and other cost-saving opportunities. We also have the ability to defer non-critical capital expenditures and have secured an equity infusion from our parent. We currently expect to meet our obligations under our debt agreements including compliance with established financial covenants, after giving effect to the equity contribution. However, if the economic environments in which we operate were to further deteriorate beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations.

In addition, beginning in June 2009 we will be unable to request new borrowings under our off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. We believe, based on currently available information and market conditions, that we will be able to refinance the facility. We are currently working on a replacement facility and expect to close such new facility in the second quarter of 2009. However, should market conditions and/or the asset-backed securitization market continue to deteriorate, or our financial position deteriorates, we may be unable to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 2009 could have a material adverse effect on our business, financial condition and results of operations, including our revenues, EBITDA, liquidity and leverage. There can be no assurance that our business will continue to generate sufficient cash flows from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities. There can be no assurance that any such refinancing would be available on advantageous terms or at all or that any such sales of assets or additional financing could be obtained.

At December 31, 2008 we had outstanding debt of $160.0 million under the Senior Credit Facility and $149.6 million of Senior Subordinated Notes.

The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the $60.0 million of additional term loans received in July of 2006, and after giving effect to the scheduled payments and $30.0 million of voluntary prepayments made in 2008 are as follows:

Year	Amount Due
(Dollars in millions)
2009	$0.6
2010	$2.1
2011	$1.7
2012	$156.7
2013	$150.0
Thereafter	$0.0

Assuming no further deterioration in the financial markets, economic growth, and our business generally and that we are able to replace our off-balance sheet asset backed facility on terms substantially similar to those of our current facility and based on currently available information, we believe that that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

Senior Credit Facility. The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The Senior Credit Facility requires us to comply with certain financial ratios and tests as specified in the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($160.0 million at December 31, 2008) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

On September 10, 2007 the Company entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waived, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007 and provided waivers related to defaults arising from the restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007. The Amendment and Waiver increased the applicable interest rate under the Senior Credit Facility (subject to adjustment for certain ratings events) by 25 basis points.

At December 31, 2008 there were no borrowings under our Revolving Credit Facility. At December 31, 2008 letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.0 million. At December 31, 2008 we had $20.0 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $16.2 million at December 31, 2008 in additional indebtedness under the Revolving Credit Facility. We were in compliance with all debt covenants as of December 31, 2008.

The Senior Credit Facility, after giving effect to the $60.0 million of additional term loans received in July of 2006 is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2009	$0.0
2010	$1.7
2011	$1.6
2012	$156.7
2013	$0.0

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

The Senior Credit Facility requires mandatory prepayments for certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

EBITDA and Adjusted EBITDA. One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. As of December 31, 2008 the Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 4.50 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of December 31, 2008 our Consolidated Total Debt to Adjusted EBITDA ratio was 4.28 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.85 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended December 31, 2008.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Total
	(dollars in thousands)
EBITDA	$18,078	$15,629	$18,486	$17,120	$69,313
Finance program adjustments (a)	(689)	1,095	490	(3,520)	(2,624)
Other non-recurring charges (b)	479	74	3	2,053	2,609
Other non-cash charges (c)	(178)	3,689	95	(926)	2,680

Adjusted EBITDA	$17,690	$20,487	$19,074	$14,727	$71,978

					December 31, 2008
Revolving Credit Facility					$—
Senior Credit Facility					160,000
Senior Subordinated Notes					149,617
Other long-term debt and capital lease obligations					1,111
Unrestricted cash held by foreign subsidiaries (d)					(3,000)

Consolidated Total Debt					$307,728

Consolidated Total Debt to Adjusted EBITDA					4.28

	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Total
	(dollars in thousands)
Interest expense	$10,281	$4,936	$6,962	$8,479	$30,658
Non-cash interest	(3,479)	1,558	(361)	(2,165)	(4,447)
Cash interest on letters of credit and waiver fees	(277)	(257)	(266)	(269)	(1,069)
Interest income	23	97	(22)	51	149

Consolidated Cash Interest Expense	$6,548	$6,334	$6,313	$6,096	$25,291

Adjusted EBITDA to Consolidated Cash Interest Expense					2.85

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to a qualified special-purpose bankruptcy remote entity. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125 & SFAS No. 140) and cash basis revenues.
(b)	Other non-recurring charges consist of $(0.1) million of costs associated with the closure of the Marianna, Florida production facility, $1.3 million of expenses related to the Cissell Pension Plan, $1.0 million of costs associated with the layoff of approximately 60 salaried associates during the fourth quarter of 2008 and $0.4 million of legal fees related to the Lehman bankruptcy and replacement of the asset backed facility. These costs are included in the securitization, impairment and other (income) costs line of our consolidated statements of income (loss).

(c)	Other non-cash charges are comprised of $0.9 million of non-cash mark to market losses relating to nickel and foreign exchange hedge agreements, which is included in the cost of sales line of our consolidated statements of income (loss), and $1.8 million of expense related to management incentive stock options, which is included in the selling, general and administrative expenses line of our consolidated statements of income (loss).

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Securitization Programs. On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2008 the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $254.3 million.

The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to four years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

We have structured our Asset Backed Facility, and intend to continue to structure the finance programs, in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

Senior Subordinated Notes. As part of the Financing Transactions, we offered and sold $150.0 million of Senior Subordinated Notes and received net proceeds of approximately $149.3 million. The indenture governing the Senior Subordinated Notes (the “Notes Indenture”), among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities. The occurrence of an event of default under the Notes Indenture covenants could result in an acceleration of the principal amount of the Senior Subordinated Notes of approximately $150.0 million, plus any other amounts due under the Notes Indenture.

Off-Balance Sheet Arrangements

On June 28, 2005 Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. Pursuant to a Purchase Agreement, dated June 28, 2005, between Alliance Laundry, as seller, and ALER, as buyer, Alliance Laundry will sell or contribute all of the trade receivables and certain of the equipment loans that it originates to ALER 2005. Immediately thereafter, pursuant to a Pooling and Servicing Agreement, dated June 28, 2005, ALER 2005 will sell such trade receivables and equipment loans to ALERT 2005A. ALERT 2005A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility (which lenders shall initially be certain affiliates of IXIS Financial Products Inc. and Lehman Brothers Holdings Inc. (collectively, the “Initial Lenders”)), pursuant to a master indenture, dated June 28, 2005 (the “Indenture”). The Bank of New York will act as indenture trustee under the Indenture. The Notes will be secured by all of the assets of ALERT 2005A. The Initial Lenders advanced $245.4 million against the maximum facility amount to ALERT 2005A on June 28, 2005 pursuant to a Note Purchase Agreement, dated June 28, 2005 (the “Note Purchase Agreement”).

Without the consent of the lenders, advances against the equipment loan Notes may be made no more than once in each calendar week and advances against the trade receivable Notes may be made no more than twice in each calendar week. Funding availability for trade receivable Notes is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Note Purchase Agreement, (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2005A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation (“Ambac”) in the form of a financial guaranty insurance policy (the “Policy”). All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Interest payments on the Notes are paid monthly, which began in August 2005, at an interest rate equal to 1-month LIBOR plus the applicable margin, which will be 0.5% for the four-year period after the closing date of June 28, 2005 and 0.85% thereafter (including the last day of such four-year period). If an event of default occurs the otherwise applicable interest rate will be increased by an amount equal to two percent (2%) per annum. Prior to a rapid amortization event or event of default, the lenders under the Asset Backed Facility will also earn an unused facility fee of 0.175% of the unfunded portion of each lender’s commitment amount.

The Indenture provides that upon a written demand by the Control Party (initially, AMBAC as surety provider) after the occurrence of a rapid amortization event (including, among others, the occurrence of a shortfall in the applicable borrowing base (an amount calculated based on the value of the equipment loans or trade receivables, the value of the credit enhancements and certain other credit characteristics of the collateral) that remains unremedied for three or more business days; a draw on the reserve account; termination of or a drawing on the letters of credit providing credit enhancement for the benefit of the Notes (unless the proceeds are deposited in the reserve account); failure to maintain certain financial and other ratios; or the occurrence of an event of default or a servicer default) the Notes will amortize and borrowings under the Notes will cease. Upon written demand by the Control Party after the occurrence of a servicer default (including, among others, a failure to deposit amounts required to be deposited by the servicer, failure of the servicer or ALER 2005 to observe certain covenants, including financial covenants, which failure has a material adverse effect on the Control Party or lenders under the Asset Backed Facility, voluntary or involuntary bankruptcy of the servicer, a material adverse change in the financial condition or business of the servicer, occurrence of a cross default for indebtedness in excess of $5.0 million or failure of the equipment loans and trade receivables to meet certain performance metrics), the servicer may be replaced. The Indenture also includes usual and customary events of default for facilities of this nature (with customary grace periods and options for curing, as applicable). The Indenture provides that upon written demand by the Control Party after the occurrence of an event of default (including, among others, default in the payment of principal, interest or the premium to the surety provider when due or a draw on the Policy) the Notes may be accelerated and/or the collateral sold.

Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers (including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility) subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2008 was $33.8 million.

Gains on sales of notes receivable and other net finance program income in 2008 of approximately $9.3 million are included in equipment financing, net revenue. After June 27, 2009 (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. We believe, based on currently available information and market conditions, that we will be able to refinance the facility. We are currently working on a replacement facility and expect to close such new facility in the second quarter of 2009. However, should market conditions and/or the asset-backed securitization market continue to deteriorate, or our financial position deteriorates, we may be unable to refinance the facility on advantageous terms or at all. At December 31, 2008 and 2007 we recorded $30.7 million and $21.9 million, respectively, related to the estimated fair value of our beneficial interests in the promissory notes sold to the trust. For a further discussion of our off-balance sheet arrangements, including the Asset Backed Facility, reference should be made to Notes 5 and 6 to the consolidated financial statements.

On September 15, 2008 Lehman Brothers Holdings Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had various business relationships with several subsidiaries of Lehman as of the Bankruptcy Date. These relationships included an interest rate cap agreement that was held by ALERT 2005A. During the fourth quarter of 2008, this interest rate cap agreement was replaced by another provider on substantially the same terms.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt obligations and purchase and lease commitments as of December 31, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
	(dollars in thousands)
Long-term debt and capitalized lease obligations(1)(2)	$311,111	$576	$3,851	$306,684	$—
Projected interest on long-term debt(2)	77,658	22,013	41,141	14,504	—
Operating leases	3,588	950	1,383	954	301
Purchase commitments(3)	26,846	26,846	—	—	—
Other long-term obligations(4)	5,289	5,289	—	—	—

Total contractual cash obligations	$424,492	$55,674	$46,375	$322,142	$301

(1)	Long-term debt includes the Senior Credit Facility, Senior Subordinated Notes, Wisconsin Community Development Block Grant promissory notes and capitalized lease obligations.

(2)	$37.0 million of our outstanding debt at December 31, 2008, is subject to floating interest rates after giving effect to an interest rate swap agreement required by the Senior Credit Facility. Interest payments are projected based on rates in effect on December 31, 2008 and after giving effect to the interest rate swap agreement assuming no variable rate fluctuations going forward. Interest payments have also been adjusted to reflect the 25 basis point increase in the applicable interest rate under the Senior Credit Facility as a result of the Amendment and Waiver in 2007. Further, we assumed that only scheduled debt payments would be made for purposes of projecting long-term debt and interest on long-term debt.
(3)	Purchase commitments are based on our estimate of the liability we could incur under open and blanket purchase orders for inventory related items.
(4)	Other long-term obligations includes $2.5 million related to a 2009 expected pension plan contribution for the Alliance Laundry Systems Pension Plan and $2.8 million in 2009 to fund the Cissell Pension Plan termination.

Additionally, at December 31, 2008, we had outstanding letters of credit of $35.0 million. We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 14 to our consolidated financial statements. We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 16 to our consolidated financial statements.

Cash Flows

As discussed in more detail below, we believe that our operating cash flows, cash and cash equivalents, and borrowing capacity under our Senior Credit Facility are sufficient to fund our capital and liquidity needs for the foreseeable future.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(dollars in thousands)
Net cash provided by operating activities	$41,470	$31,735	$22,906
Net cash used in investing activities	(9,246)	(7,127)	(87,037)
Net cash (used in) provided by financing activities	(27,799)	(25,188)	69,985
Impact of exchange rate	(705)	(47)	292

Net increase (decrease) in cash and cash equivalents	$3,720	$(627)	$6,146

Cash provided by operating activities for the twelve months ended December 31, 2008 of $41.5 million was derived from earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2008 of $30.7 million increased $8.8 million as compared to the balance of $21.9 million at December 31, 2007, which was primarily attributable to an increase in the beneficial interests sold to the trust. The working capital investment in inventories at December 31, 2008 of $59.8 million increased $2.2 million as compared to the balance of $57.6 million at December 31, 2007, which was primarily attributable to higher raw material costs. The working capital investment in accounts payable at December 31, 2008 of $34.0 million increased $7.9 million as compared to the balance of $26.1 million at December 31, 2007. The working capital investment in accounts receivable at December 31, 2008 of $13.8 million increased $0.4 million as compared to the balance of $13.4 million at December 31, 2007, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary ALER 2005.

Cash provided by operating activities for the twelve months ended December 31, 2007 of $31.7 million was derived from earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The working capital investment in accounts receivable at December 31, 2007 of $13.4 million decreased $11.1 million as compared to the balance of $24.5 million at December 31, 2006, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary ALER 2005. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2007 of $21.9 million increased $3.8 million as compared to the balance of $18.1 million at December 31, 2006, which was primarily attributable to an increase in the beneficial interests sold to the trust. The working capital investment in inventories at December 31, 2007 of $57.6 million increased $5.7 million as compared to the balance of $51.9 million at December 31, 2006, which was primarily attributable to reductions in consigned inventory arrangements during 2007 and higher raw material costs. The working capital investment in accounts payable at December 31, 2007 of $26.1 million increased $1.5 million as compared to the balance of $27.6 million at December 31, 2006.

Our cash used in financing activities for the twelve months ended December 31, 2008 and December 31, 2007 were $27.8 million and $25.2 million, respectively. Net cash used in both periods was primarily the result of voluntary prepayments made on outstanding debt.

Capital Expenditures. Our capital expenditures for the twelve months ended December 31, 2008 and December 31, 2007 were $8.8 million and $8.3 million, respectively. Capital spending in 2008 was principally oriented toward product enhancements, capacity and manufacturing process improvements. Capital spending in 2007 was principally oriented toward product enhancements, capacity and manufacturing process improvements. Capital expenditures are expected to increase in 2009 to address certain capacity constraints related to our sales growth, to support manufacturing process improvements, new product development and an investment in a new enterprise resource planning (ERP) system.

Equity Issuance. On December 28, 2007 ALH entered into a subscription agreement with OTPP, pursuant to which ALH sold to OTPP shares of its common stock with a value of $9.4 million. ALH contributed the proceeds of the offering to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

On January 23, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. On January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement dated September 26, 2007. On July 25, 2008, 11,700 stock options were exercised by a member of our executive management. Total consideration from the exercise of the options was $1.7 million. ALH contributed the proceeds of the stock transactions to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”), is expected to issue a statement that would amend and clarify SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. The FASB voted in April 2008 to overhaul SFAS 140 to eliminate vehicles known as qualifying special purpose entities (“QSPE”). On July 30, 2008 the FASB announced that the rule changes should be effective for reporting periods beginning after November 15, 2009. Our ALERT 2005 Asset Backed Facility was structured as a QSPE. Elimination of the QSPE from SFAS 140 is not expected to impact gain on sale accounting. However, as of this date, changes to the draft revision are still under deliberation by the FASB.

The FASB voted in April 2008 to overhaul FASB Interpretation Number (“FIN”) 46(R), (“FIN 46(R)”). Resulting changes to the consolidation model could ultimately require consolidation of all financing trusts organized under the current QSPE model of SFAS No. 140. The provisions that are being removed are relied upon by many entities used in their securitization under the guidance in FIN 46(R). Changes to the statement are still under deliberation, and the FASB expects to issue a final statement in the second quarter of 2009.

On December 11, 2008 the FASB issued FASB Staff Position SFAS 140-4 and FIN 46(R): “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This statement requires enhanced disclosures related to SFAS No. 140 and FIN 46(R), and is effective for reporting periods ending after December 15, 2008. Management has made the required disclosures in these financial statements.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-b which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact this statement will have on our financial position and results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning on or after January 1, 2008. We have elected to not adopt the optional provisions of SFAS 159. Therefore, this pronouncement had no impact on our financial statements.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact this statement will have on our financial position and results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“SFAS 161”). The use and complexity of derivative instruments and hedging activities has increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact this statement will have on the Company’s financial statement disclosures.

On April 25, 2008 the FASB issued FASB Staff Position FAS 142-3: “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 14 “Goodwill and Other Intangible Assets,” and requires enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, this statement shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, this statement shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

On January 12, 2009 the FASB issued FASB Staff Position No. EITF 99-20-1. This statement clarifies the criteria for determining other-than-temporary impairment of debt securities that are beneficial interests in securitized financial assets within the scope of EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” This statement establishes a framework for considering perspectives of market participants and other information relevant to valuation of such items (e.g., solvency of counterparties, remaining payment terms of the security, etc.) in determining whether there is an other-than-temporary impairment, and requires enhanced disclosures about all investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. This statement is effective for reporting periods ending after December 15, 2008. As a result of applying this analysis, management has not identified any items requiring other-than-temporary impairment or enhanced disclosure under this statement as of December 31, 2008.

Forward Looking Statements

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 19 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: existing and continued weakness in the financial and credit markets and in the economies that we operate in; the impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed securitization facility, including an inability to replace the facility on advantageous terms or at all; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation.

Interest Rate Risk. We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our $150.0 million Senior Subordinated Notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations outstanding under the Senior Credit Facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity.

The fair value of our Senior Subordinated Notes was approximately $114.9 million based upon prevailing prices in recent market transactions as of December 31, 2008. We estimate that this fair value would increase/decrease by approximately $6.2 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of December 31, 2008.

Under the terms of our Senior Credit Facility, we are required to provide interest rate protection; in the form of hedge agreements for at least 33 1/3% of the aggregate principal amount of our term loans for a period not less than three years, as of January 27, 2005. Borrowings outstanding under the Senior Credit Facility totaled $160.0 million at December 31, 2008, $123.0 million of which is covered by interest rate swap agreements and the balance of $37.0 million is variable rate term loan borrowings. An assumed 10% increase/decrease in the variable portion of the interest rate of 4.55% in effect at December 31, 2008 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by less than $0.1 million.

On January 4, 2008 we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2008 was $0.8 million. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was $2.9 million at December 31, 2008.

On March 4, 2005 we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on March 4, 2008, we paid a fixed rate of 3.81%, and received or paid quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest received during 2008 was $0.2 million.

On July 21, 2006 we entered into a $13.0 million interest rate swap agreement to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2008 was $0.3 million. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was less than $0.1 million at December 31, 2008.

An assumed 10% increase/decrease in interest rates under our special-purpose entity at December 31, 2008 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Based upon the mix of variable and fixed rate equipment loans we have sold, a 10% increase/decrease in interest rates would decrease/increase the fair value of our retained interests at December 31, 2008 of $30.7 million by approximately $0.5 million.

Foreign Currency Risk. We have manufacturing, sales and distribution facilities in Belgium and sales and distribution facilities in Norway and Spain; and we make investments and enter into transactions denominated in foreign currencies. Although the vast majority of our international sales from our U.S. operations are denominated in U.S. dollars, with the CLD Acquisition in July 2006, we are exposed to transactional and translational foreign exchange risk related to our European Operations. In 2008 our net revenues from our European Operations were approximately $79.7 million, which represented 17% of our total net revenues.

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions under SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149. Accordingly, the mark to market impact of these contracts is recorded each period to current earnings. At December 31, 2008, we were managing $10.3 million of Euro and Swedish Krona foreign currency contracts which are not designated as accounting hedges.

Our primary translation exchange risk exposure at December 31, 2008 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year end. The resulting translation adjustments are recorded in accumulated other comprehensive income as cumulative translation adjustments. The cumulative translation adjustment component of accumulated other comprehensive income at December 31, 2008 is a $4.4 million gain. The net amount invested in foreign operations at December 31, 2008 was approximately $52.6 million, for which no hedges have been established.

Commodity Risk. We are subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. We are a purchaser of certain commodities, including steel and stainless steel. In addition, we are a purchaser of raw materials and components containing various commodities, including nickel, zinc, aluminum and copper. We generally buy these raw materials and components based upon market prices that are established with the vendor as part of the procurement process.

From time to time, we enter into contracts with our vendors to lock in commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions under SFAS 133. Accordingly, mark-to-market impact of these contracts is recorded each period to current earnings. At December 31, 2008, we were managing $4.9 million of nickel hedge contracts which are not designated as accounting hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), member(s)’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 9, 2009.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,314	$10,594
Accounts receivable (net of allowance for doubtful accounts of $1,067 and $1,182 at December 31, 2008 and 2007, respectively)	13,775	13,406
Inventories, net	59,810	57,609
Beneficial interests in securitized accounts receivable	28,168	29,046
Deferred income tax asset, net	4,730	2,481
Prepaid expenses, restricted cash and other assets	2,537	2,634

Total current assets	123,334	115,770

Notes receivable, net	4,666	3,601
Property, plant and equipment, net	69,099	71,925
Goodwill	182,464	183,865
Beneficial interests in securitized financial assets	30,740	21,895
Deferred income tax asset, net	7,713	7,068
Debt issuance costs, net	6,202	8,146
Intangible assets, net	141,563	148,017

Total assets	$565,781	$560,287

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$576	$601
Revolving credit facility	—	—
Accounts payable	33,973	26,111
Other current liabilities	44,783	38,763

Total current liabilities	79,332	65,475

Long-term debt and capital lease obligations	310,152	341,187
Deferred income tax liability, net	5,485	6,044
Other long-term liabilities	24,934	6,343

Total liabilities	419,903	419,049
Commitments and contingencies (see Note 19)
Member(s)’ equity	145,878	141,238

Total liabilities and member(s)’ equity	$565,781	$560,287

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenues:
Equipment and service parts	$451,039	$435,229	$359,755
Equipment financing, net	9,302	8,079	6,313

Net revenues	460,341	443,308	366,068
Cost of sales	341,743	332,592	282,279

Gross profit	118,598	110,716	83,789

Selling, general and administrative expenses	63,339	59,965	50,995
Securitization, impairment and other (income) costs, net	2,609	(750)	7,150

Total operating expenses	65,948	59,215	58,145

Operating income	52,650	51,501	25,644

Interest expense	30,658	34,747	31,177
Other expense, net	—	—	417

Income (loss) before taxes	21,992	16,754	(5,950)
Provision (benefit) for income taxes	6,470	6,885	(2,540)

Net income (loss)	$15,522	$9,869	$(3,410)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Member(s)’ Equity	Pension Liability and Other Benefits	Foreign Currency Translation Adjustment	Total Member(s)’ Equity
Balances at December 31, 2005	$94,583	$(751)	$1	$93,833
Net (loss)	(3,410)	—	—	(3,410)
Foreign currency translation adjustment	—	—	1,800	1,800
Change in pension liability and other benefits, net	—	726	—	726
Unrealized holding (loss), net	—	—	(1)	(1)

Total comprehensive (loss)				(885)
Issuance of common stock	23,493	—	—	23,493
Repurchased stock	(50)	—	—	(50)

Balances at December 31, 2006	114,616	(25)	1,800	116,391
Net income	9,869	—	—	9,869
Foreign currency translation adjustment, net	—	—	5,706	5,706
Change in pension liability and other benefits, net	—	25	—	25

Total comprehensive income				15,600
Issuance of common stock	9,385	—	—	9,385
Adoption of FAS 158, net	—	(138)	—	(138)

Balances at December 31, 2007	133,870	(138)	7,506	141,238
Net income	15,522	—	—	15,522
Foreign currency translation adjustment	—	—	(3,113)	(3,113)
Change in pension liability and other benefits, net	—	(11,075)	—	(11,075)

Total comprehensive income				1,334
Member contributions	3,306	—	—	3,306

Balances at December 31, 2008	$152,698	$(11,213)	$4,393	$145,878

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$15,522	$9,869	$(3,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,607	19,218	21,676
Non-cash interest expense	2,503	1,555	424
Non-cash loss on commodity & foreign exchange contracts, net	910	752	—
Non-cash executive unit compensation	1,770	631	(74)
Deferred income taxes	3,629	3,541	(3,746)
Non-cash trademark impairment	—	—	2,431
Non-cash inventory expense	—	—	3,193
Other, net	1,260	111	175
Changes in assets and liabilities:
Accounts receivable	(1,775)	11,814	9,975
Inventories	(2,918)	(4,764)	(5,065)
Other assets	(8,111)	(3,038)	(9,635)
Accounts payable	8,380	(2,455)	6,402
Other liabilities	1,693	(5,499)	560

Net cash provided by operating activities	41,470	31,735	22,906

Cash flows used in investing activities:
Capital expenditures	(8,762)	(8,338)	(6,150)
Transfer to restricted cash	(500)	—	—
Acquisition of businesses, net of cash acquired	—	—	(82,308)
Proceeds on disposition of assets	16	1,211	1,421

Net cash (used in) investing activities	(9,246)	(7,127)	(87,037)

Cash flows (used in) provided by financing activities:
Principal payments on long-term debt	(30,605)	(34,573)	(13,123)
Proceeds from promissory notes	—	—	1,000
Proceeds from senior term loan	—	—	60,000
Member contributions	2,806	9,385	23,493
Repurchase of common stock	—	—	(50)
Debt financing costs	—	—	(1,335)

Net cash (used in) provided by financing activities	(27,799)	(25,188)	69,985

Effect of exchange rate changes on cash and cash equivalents	(705)	(47)	292

Increase (decrease) in cash and cash equivalents	3,720	(627)	6,146
Cash and cash equivalents at beginning of period	10,594	11,221	5,075

Cash and cash equivalents at end of period	$14,314	$10,594	$11,221

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,907	$30,069	$28,642
Cash paid for income taxes	1,508	2,441	687

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Dollar amounts in thousands unless otherwise indicated)

Note 1 – Description of Business and Basis of Presentation:

Description of Business

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as the “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ parent entity.

We design, manufacture and service a full line of commercial laundry equipment for sale in the U.S. and international markets. We also manufacture consumer washing machines for sale to domestic and international customers. We produce products in the U.S. at two manufacturing plants located in Ripon, Wisconsin. We also produce products at two manufacturing plants located in Belgium. Additionally, we provide equipment financing to laundromat operators and other end-users in the U.S.

Alliance originated from the acquisition of Speed Queen Company (“Speed Queen”) by Raytheon Company (“Raytheon”) in October of 1979 and it was an operating unit of Raytheon under various names, including Speed Queen and Raytheon Appliances, Inc. On May 5, 1998 a recapitalization (the “Recapitalization”) and merger transaction occurred, at which time we were renamed Alliance Laundry Holdings LLC and at which time Bain Capital Partners, LLC (“Bain”) and members of our management acquired a 93% common equity interest in Alliance Holdings. In connection with this acquisition, substantially all of our assets and liabilities were contributed to Alliance Laundry, as the only direct subsidiary of Alliance Holdings. Alliance Laundry now comprises all of our operating activities. On January 27, 2005 Ontario Teachers’ Pension Plan Board, (“OTPP”) and members of our management indirectly acquired 100% of the outstanding equity interests in Alliance Holdings through ALH, an entity formed by Teachers’ Private Capital, the private equity arm of OTPP.

We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Alliance Acquisition.” The Alliance Acquisition was financed with $350.0 million of debt financing, management equity of $9.6 million, approximately $107.4 million of new equity capital from OTPP and available cash. As a result of the Alliance Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings and all of the equity interests of Alliance Holdings are owned by ALH. As of December 31, 2008 approximately 90.0% of the capital stock of ALH is owned by OTPP. Approximately 9.9% of the capital stock of ALH is owned by our current management.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company accounts for its 50.0% voting interest in IPSO-Rent NV under the equity method. Each of the joint venture partners of IPSO-

Rent NV has identical voting, participating and protective rights and responsibilities and as such, the Company does not have voting interest control. All significant intercompany transactions have been eliminated. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within member(s)’ equity. The Company sold their 50% interest in IPSO-Rent Deutschland GmbH on December 15, 2008. The result of the transaction was immaterial.

Note 2 – CLD Acquisition and Related Activity:

On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO and Cissell brand names. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (the “European Operations”). CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $87.2 million, including acquisition costs of approximately $6.0 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $5.2 million. The CLD Acquisition resulted in approximately $40.4 million of goodwill, of which approximately $7.4 million is tax deductible, and $16.5 million of other intangible assets being recognized by the Company. See further detail related to the goodwill and other intangible assets of the CLD Acquisition at Note 9, “Goodwill and Other Intangibles.” Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

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

The sources and uses of funds in connection with the CLD Acquisition are summarized below:

Sources:
Cash from operations	$3,752
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$87,245

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,988
Fees and expenses	5,959
Facility closure reserve	5,221

Total uses	$87,245

The final allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount
Current assets, net of cash acquired	$44,117
Property, plant and equipment	14,477
Goodwill	40,403
Other intangible assets	16,458
Debt issuance costs	1,335
Other noncurrent assets	1,574

Total assets	118,364

Current liabilities	19,010
Noncurrent liabilities	12,109

Total liabilities	31,119

Net assets acquired	$87,245

The final allocation of the CLD Acquisition price to intangible assets and associated lives are summarized below:

	Amount	Life
Intangible assets – trademarks and tradenames	$2,977	Indefinite
Intangible assets – Europe customer agreements and distributor network	3,210	20 Years
Intangible assets – U.S. customer agreements and distributor network	1,017	5 Years
Intangible assets – engineering and manufacturing designs and processes	7,454	6.5 Years
Intangible assets – noncompete agreement	1,723	2 Years
Intangible assets – computer software and other	77	<3 Years

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

The division acquired from LSG on July 14, 2006 did not issue separate financial statements on an annual or interim basis prior to the acquisition by Alliance. The following condensed pro-forma unaudited disclosure of net revenues and operating income for CLD for the year ended December 31, 2006 is based on financial information provided to the Company by LSG for periods prior to July 14, 2006, adjusted to give effect as if the CLD Acquisition had occurred on January 1, 2005, plus results of operations for CLD since the date of acquisition. The pro-forma disclosures do not reflect amortization for the inventory step-up to fair value of $3.2 million.

Year Ended December 31, 2006
Net revenues	$417,206
Operating income	$33,636
Net income	$457

The pro-forma CLD information is not necessarily indicative of what the results of operations would actually have been had the acquisition occurred on January 1, 2005.

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

The Company increased the restructuring reserve by $0.6 million for the year ended December 31, 2008, after re-evaluating the remaining costs associated with the Louisville, Kentucky pension plan termination. The remaining pension plan termination liability increased as compared to a previous estimate of $1.8 million. The incremental $0.6 million of expense is included in securitization, impairment and other costs for the period ended December 31, 2008. The following table summarizes the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at December 31, 2007	Additions	Utilized Cash	Balance at December 31, 2008
One-time termination benefits	$2,278	$44	$—	$(683)	$1,639	$1,219	$(69)	$2,789
Other labor related costs	116	429	—	(418)	127	47	(174)	—
Relocation of tooling and equipment	706	—	(389)	(317)	—	—	—	—
Other related expenses	85	136	—	(221)	—	—	—	—

	$3,185	$609	$(389)	$(1,639)	$1,766	$1,266	$(243)	$2,789

The original amount of the reserve established as of July 14, 2006 was $5.0 million and cash utilized between July 14, 2006 and December 31, 2006 totaled $1.8 million. In January 2007 the Company completed the sale of the Portland, Tennessee facility for approximately $0.8 million, which approximated its carrying value.

Note 3 – Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company accounts for its 50.0% voting interest in IPSO-Rent NV under the equity method. Each of the joint venture partners of IPSO-Rent NV has identical voting, participating and protective rights and responsibilities and as such, the Company does not have voting interest control. All significant intercompany transactions have been eliminated. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within member(s)’ equity. The Company sold their 50% interest in IPSO-Rent Deutschland GmbH on December 15, 2008. The result of the transaction was immaterial.

Cash, Cash Equivalents and Cash Management

All highly liquid debt instruments with an initial maturity of three months or less at the date of purchase are considered cash equivalents.

Revenue Recognition

Revenue from product sales is recognized by us when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us.

Shipping and Handling Fees and Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” shipping and handling fees and costs are reflected in net revenues and cost of goods sold as appropriate.

Sales Incentive Costs

In accordance with EITF Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” all sales incentive costs including cash discounts, customer promotional allowances and volume rebates are reflected as a reduction of net revenues.

Financing Program Revenue

As discussed below, we sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entity. As servicing agent, we retain collection and administrative responsibilities for the notes and accounts receivable. We earn a servicing fee, based on the average outstanding balance. In addition, we have recorded gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS 140”). We apply the provisions of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” (“EITF 99-20”). We recognize interest income on retained beneficial interests in accordance with EITF 99-20. We also recognize interest income on beneficial interests retained in the period the interest is earned. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income. We retain the servicing rights and receive a servicing fee for the trade receivables and equipment loans sold. Since the servicing fee adequately compensates us for the retained servicing rights, we do not establish a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold. Servicing revenue, interest income on beneficial interests retained and gains on the sale of notes receivable are included in equipment financing, net revenue.

Sales of Accounts Receivable and Notes Receivable (See Notes 5 and 6)

According to SFAS 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We sell all of our trade receivable and eligible notes receivable to third parties through a special-purpose bankruptcy remote entity designed to meet the SFAS 140 requirements for sale treatment. Accordingly, we remove these receivables from our balance sheet at the time of transfer.

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income.

Inventories

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value. Our policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to future manufacturing schedules, customer demand, possible alternate uses and ultimate realization of potentially excess inventory.

Notes Receivable

Notes receivable reflect equipment loans that we expect to sell shortly after the balance sheet date, and non-performing and other loans not eligible for sale to our existing securitization facility. Notes receivable are stated at the principal amount outstanding, net of the allowance for credit losses. Interest income is accrued as earned on outstanding balances. Recognition of income is suspended when we determine that collection of future income is not probable (after 90 days past due). Fees earned and incremental direct costs incurred upon origination of equipment loans are not significant.

We determine that a note receivable is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note. These equipment loans are collateral-dependent and accordingly, measurement of impairment is based upon the estimated fair value of collateral.

The determination of the allowance for credit losses is based on an analysis of the related notes and reflects an amount which, in our judgment, is adequate to provide for probable credit losses. Notes deemed to be uncollectible are charged off and deducted from the allowance. The allowance is increased for recoveries and by charges to income.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Betterments and major renewals are capitalized and included in property, plant and equipment while expenditures for maintenance and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Long-lived assets, principally property, plant and equipment to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable based upon related estimated future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based upon the fair value of the asset as compared to its carrying value. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized. However, under SFAS 142, goodwill shall be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We have completed the analysis required by SFAS 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2008.

Additionally, under SFAS 142, intangible assets not subject to amortization (indefinite-lived intangible assets) shall be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. These assets are tested for impairment separately from goodwill under paragraph 17 of the SFAS 142 and EITF 02-7 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company’s other recorded intangible assets, tradenames and trademarks, have been deemed to have an indefinite life as the Company expects to continue to use these assets for the foreseeable future. There are no limitations of a legal, regulatory, or contractual nature that limits the period of time for which the Company can use these assets, the Company has the right to continue to use these assets and can continue to do so with limited cost to the Company. The effects of obsolescence, demand, competition, and other economic factors are not expected to impact the indefinite life assumptions.

The method used to determine the fair value of the trademarks and tradenames is based on management prepared analysis. This analysis was the relief from royalty method to value the trademarks incorporating projected sales related to the trademarks and tradenames. Based on the impairment analysis required by SFAS 142 for indefinite-lived intangible assets, we recorded a reduction in the value of the Ajax trademark of $1.4 million in the quarter ending March 31, 2006, resulting from the Company’s decision to discontinue sales of Ajax products and sell this product line to a third party. We received $1.2 million from the sale of the Ajax trademark in June of 2006.

In the quarter ending December 31, 2006 the Company recorded impairment charges of $1.0 million related to the finite lived LSG customer agreement, based on an asset impairment test conducted pursuant to SFAS 142, “Goodwill and Other Intangible Assets” resulting from the Company’s CLD Acquisition and the decision to replace the 2002 supply agreement with LSG with a new supply agreement at substantially lower volumes.

Income Taxes

Subsequent to the Alliance Acquisition, the income tax provision (benefit) is computed based on the pretax income (loss) included in the consolidated statement of income. Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, operating loss and capital loss carry forwards, and income tax credits would be realized. We have recorded a valuation allowance to reduce our deferred income tax assets based on our assessment of future taxable income. If our estimate of future taxable income changes at any time in the future, we may have to adjust the valuation allowance; recording such an adjustment could have a material adverse effect on our consolidated statement of income.

Under APB 23 “Accounting for Income Taxes – Special Areas,” deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries that are not part of a consolidated tax return unless such earnings could be deemed to be indefinitely reinvested. The Company plans to have its foreign subsidiaries pay dividends to the U.S. and has, therefore, provided deferred taxes on the unremitted earnings.

Prior to the Alliance Acquisition, we were a stand-alone limited liability company and were not subject to federal and most state income taxes.

Debt Issuance Costs

As a result of the Alliance Acquisition, in 2005 we capitalized as debt issuance costs the fees associated with the Senior Credit Agreement and the Senior Subordinated Notes, totaling $13.2 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million. Accumulated amortization related to these debt issuance costs was $8.2 million at December 31, 2008 and $6.4 million at December 31, 2007.

Warranty Liabilities

The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty in accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The reserves for extended warranties are included in the table in Note 14, “Guarantees.”

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs were $11.3 million for the year ended December 31, 2008, $10.9 million for the year ended December 31, 2007 and $7.9 million for the year ended December 31, 2006.

Advertising Expenses

We expense advertising costs as incurred. We incurred advertising expenses of approximately $3.5 million for the year ended December 31, 2008, $4.1 million for the year ended December 31, 2007 and $3.1 million for the year ended December 31, 2006.

ALH Stock Option Plan

On January 27, 2005 in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted stock options among certain members of management. The granted options entitle the member of management to purchase shares of our common stock at an option price which averages $106.56 per share at year-end December 31, 2008, subject to certain requirements. As of December 31, 2008 stock options represented an aggregate of 8.0% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of December 31, 2008 approximately fifty-nine percent (59%) of the options granted were time based options, which vest according to anniversary dates. The majority of these time based options vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of December 31, 2008 approximately forty-one percent (41%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. ALH is viewed as a nonpublic company for the purposes of applying SFAS No. 123R, (“SFAS 123R”) as it does not meet the definition of a public company. ALH does not have publicly traded equity securities. ALH made a one time accounting policy decision to use the intrinsic value methodology to value its liability awards based on paragraph 38 of SFAS 123R for both the service and performance option pools. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

During the year ended December 31, 2008, 11,700 options were exercised at a price of $100.00 per share by a member of our executive management. In January 2008, 19,541 options were granted to a new member of our executive management. During 2007, 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and 10,920 unvested options were terminated and cancelled related to an individual who is no longer an executive officer. During 2007 ALH granted 7,605 new options to a new member of the executive staff. No further options have been issued since December 31, 2007.

Based upon a valuation of these stock options, we recognized $1.8 million and $0.6 million of compensation expense for the years ended December 31, 2008 and December 31, 2007, respectively, and $0.1 million of income was recognized for the year ended December 31, 2006. No expense was recognized for the periods ended December 31, 2008, 2007 or 2006 for the performance options as the specified annual targets for the respective years were not attained and other earnings target requirements are currently not expected to be attained.

Fair Value of Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that re-price frequently. The fair value of our Senior Subordinated Notes at December 31, 2008 is estimated based upon prices prevailing in recent market transactions. The fair value of interest rate swaps and commodity and foreign exchange hedges are obtained based upon third party quotes.

Derivative Financial Instruments

The Company follows the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 139, (“SFAS 133”). SFAS 133 as amended, requires us to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

We recognized a loss reflecting changes in the fair value of interest rate swaps of $2.4 million for the year ended December 31, 2008, a loss of $1.5 million for the year ended December 31, 2007 and a loss of $0.3 million for the year ended December 31, 2006.

We recognized a loss reflecting changes in the fair value of commodity hedges of $0.9 million and a loss of $1.0 million for the years ended December 31, 2008 and December 31, 2007, respectively. There were no commodity hedges in 2006.

We recognized gains reflecting changes in the fair value of foreign currency hedges of $0.5 million and $0.3 million for the years ended December 31, 2008 and December 31, 2007, respectively. There were no foreign currency hedges in 2006.

The Company periodically enters into short-term gas supply contracts for its facilities. The Company concluded that these contracts met the normal purchases and sales exception of SFAS 133, and therefore does not record the fair value of these instruments in the financial statements.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include trade accounts receivable and notes receivable, and related retained interests in securitized accounts and notes receivable. Concentrations of credit risk with respect to trade receivables and notes receivable are limited, to a degree, by the large number of geographically diverse customers that make up our customer base. We control credit risk through credit approvals, credit limits and monitoring procedures, as well as secured payment terms or Foreign Credit Insurance Agency (“FCIA”) insurance for sales to certain international customers.

Certain Concentrations

We sell our products primarily to independent distributors. Our largest customer accounted for 9.2%, 8.8% and 10.2% of net revenues in 2008, 2007, and 2006 respectively.

Recently Issued Accounting Standards

The FASB is expected to issue a statement that would amend and clarify SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to the Company’s existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, it may recognize additional costs for a replacement facility or it may have other material financial statement effects. The FASB voted in April 2008 to overhaul SFAS 140 to eliminate vehicles known as “qualifying special purpose entities.” On July 30, 2008 the FASB announced that the rule changes should be effective for reporting periods beginning after November 15, 2009. The Company’s ALERT 2005 Asset Backed Facility was structured as a QSPE. Elimination of the QSPE from SFAS 140 is not expected to impact gain on sale accounting. However, as of this date, changes to the draft revision are still under deliberation by the FASB.

The FASB voted in April 2008 to overhaul FASB Interpretation Number (“FIN”) 46(R), (“FIN 46(R)”). Resulting changes to the consolidation model could ultimately require consolidation of all financing trusts organized under the current QSPE model of SFAS 140. The provisions that are being removed are relied upon by many entities used in their securitization under the guidance in FIN 46(R). Changes to the statement are still under deliberation, and the FASB expects to issue a final statement in the second quarter of 2009.

On December 11, 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R): “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This statement requires enhanced disclosures related to SFAS 140 and FIN 46(R), and is effective for reporting periods ending after December 15, 2008. Management has made the required disclosure in these financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The initial adoption of FIN 48 did not have an impact on the Company’s financial statements at January 1, 2007. During 2007, the Company recorded a tax provision of $0.2 million under FIN 48.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). SFAS 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS 158 were effective as of December 31, 2007 as the Company does not have publicly traded equity securities. The Company has adopted SFAS 158 as of December 31, 2007 which resulted in a $0.1 million loss, net of tax, recorded in the other comprehensive income account within member(s)’ equity.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning on or after January 1, 2008. The Company has elected to not adopt the optional provisions of SFAS 159. Therefore, this pronouncement had no impact on the Company’s financial statements.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 4 – Infrequently Occurring Items:

Asset Impairment Charges

On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006 for the reduction in the value of the Ajax trademark. The non-cash impairment charge recorded in the quarter ending March 31, 2006 is a result of the Company’s determination that the best course of action for the Ajax trademark would be to sell this product line to a third party. Based on the offer received, which is discussed in the paragraph below, the fair value of the Ajax trademark was determined to be $1.4 million less than the carrying value of the Ajax trademark as of December 31, 2005. We had previously reduced the value of the Ajax trademark by $1.7 million in the fourth quarter of 2005, based on an asset impairment test conducted pursuant to SFAS 142, “Goodwill and Other Intangible Assets.” The reduction in value recorded in the fourth quarter of 2005 was a result of our determination that the growth projections for the Ajax line would not be achieved. When the new growth projections were utilized in preparing the asset impairment test, an impairment charge was identified and recorded in the fourth quarter of 2005. These amounts are recorded within the securitization, impairment and other (income) costs line item of the Consolidated Statements of Operations.

On June 15, 2006 Alliance Laundry Systems LLC (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sankosha Engineering Co. Ltd. (“Sankosha Engineering”) pursuant to which the Company agreed to sell to Sankosha Engineering certain intellectual property (including the “Ajax” trademark and tradename) associated with the Company’s line of Ajax pressing and finishing equipment for $1.2 million. As this was the net book value of the intellectual property at the time, there was no gain or loss recognized on the sale in the second quarter of 2006. The Company may continue to sell service and repair parts using the Ajax trademark or tradename for ten years from the date of the Purchase Agreement.

In the quarter ending December 31, 2006 the Company recorded impairment charges of $1.0 million related to the finite lived LSG customer agreement, based on an asset impairment test conducted pursuant to SFAS 142, “Goodwill and Other Intangible Assets” resulting from the Company’s CLD Acquisition and the decision to replace the 2002 supply agreement with LSG with a new supply agreement at substantially lower volumes.

Costs Associated With Exit or Disposal Activities

On October 12, 2005 the Company committed to a plan to close its Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into its existing Ripon, Wisconsin operations. The Company substantially completed the Facility closure and consolidation as of July 30, 2006.

The total cash costs and expenses associated with the Facility closure and transition of product lines to Wisconsin are estimated to be approximately $10.3 million, comprised of (1) approximately $3.2 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.3 million of other related expenses. Of the $10.3 million, less than $0.1 million was incurred in the year ended December 31, 2008, $0.9 million was incurred in the year ended December 31, 2007, $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred prior to 2006.

The table below summarizes the costs incurred by period and also summarizes where such costs are reflected in the Company’s Consolidated Statements of Operations:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash costs:
One-time termination benefits and relocation	$—	$328	$2,421
Other labor related costs	27	100	2,466
Relocation of the Facility’s tooling and equipment	—	113	1,946
Other related expenses	(54)	350	2,007

Total cash costs	(27)	891	8,840

Noncash costs:
Pension curtailment benefit	—	—	(513)
Retiree medical curtailment benefit	—	—	(619)
Accelerated depreciation	—	—	4,031

Total noncash costs	—	—	2,899

Total closure costs	$(27)	$891	$11,739

Cost of sales	$—	$—	$4,031
Selling, general and administrative expense	42	85	2,989
Securitization, impairment and other costs	(69)	806	4,719

Total closure costs	$(27)	$891	$11,739

Note 5 – Equipment Financing and Sales of Notes Receivable:

General

We maintain an internal financing organization to originate and administer promissory notes for financing of equipment purchases primarily for laundromats. These notes typically have terms ranging from Prime plus 1.0% to Prime plus 6.0% for variable rate notes and 8.0% to 14.5% for fixed rate notes. The average interest rate for all notes at December 31, 2008 approximates 7.58% with terms ranging from two to ten years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

Funding Facilities

On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. The Company believes, based on currently available information and market conditions, that it will be able to refinance the facility. The Company is currently working on a replacement facility and expects to close such new facility in the second quarter of 2009. As of December 31, 2008 the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $254.3 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust, (ii) the absence of a rapid amortization event or event of default, as defined, (iii) our compliance, as servicer, with certain financial covenants, and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to four years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured, (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month, (iii) the days sales outstanding on receivables exceed a specified number of days, (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants, and (v) a number of other specified events.

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALERT 2005A are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2005A is accelerated upon an event of default or rapid amortization event described above.

Sales of Notes Receivable

Gains on sales of notes receivable and other net finance program income for the year ended December 31, 2008 of approximately $7.7 million; for the year ended December 31, 2007 of approximately $8.1 million; for the year ended December 31, 2006 of approximately $6.3 million, are included in equipment financing, net revenue.

At December 31, 2008 we recorded $30.7 million related to the estimated fair value of our beneficial interests in the notes sold to ALER 2005. At December 31, 2007 we recorded $21.9 million related to the estimated fair value of our beneficial interests in the notes sold to ALER 2005.

The estimated fair value of our beneficial interests in the notes sold to ALER 2005 are based on the amount and timing of expected distributions to us as the holder of ALER 2005’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of amounts due under the notes issued by ALERT 2005 is accelerated upon an event of default or rapid amortization event (as those events are defined in the Asset Backed Facility indenture). These events include (i) delinquency or default ratios on equipment loans exceeding certain specified levels, (ii) a termination of us, as servicer, due to non-compliance with certain financial covenants or a material adverse change in our business and (iii) a number of other specified events.

We retain the servicing rights and receive a servicing fee for the trade receivables and equipment loans sold. Since the servicing fee adequately compensates us for the retained servicing rights, we do not establish a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold. We recognize interest income on retained beneficial interests in accordance with EITF 99-20. We also recognize interest income on beneficial interests retained in the period the interest is earned. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in equipment financing, net revenue.

Portfolio Information

The table below summarizes certain information regarding our equipment loan portfolio, delinquencies, and cash flows received from and paid to our special-purpose securitization entity:

	December 31, 2008		December 31, 2007
	Principal Amount	Principal Amount of Loans 60 Days or More Past Due	Principal Amount	Principal Amount of Loans 60 Days or More Past Due
Total portfolio	$269,129	$12,269	$246,580	$6,579
Less: loans sold	264,350	12,269	242,487	5,907

Loans held	4,779	$—	4,093	$672

Allowance for loan losses	(113)		(602)

	$4,666		$3,491

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006
Proceeds from sales of loans	$122,496	$96,345	$97,606
Servicing fees and other net cash flows received on retained interests	$13,511	$10,443	$10,668

Our credit losses, on a total portfolio basis, as a percentage of average loans outstanding during 2008, 2007 and 2006 were 0.75%, 0.54% and 0.54%, respectively. The following table presents activity in the allowance for loan losses related to loans held on-balance sheet:

	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions	Balance at End of Period
Period ended:
December 31, 2006	$908	$124	$203	$829
December 31, 2007	829	—	227	602
December 31, 2008	602	—	489	113

As of December 31, 2008 and 2007, the Company had $1.7 million and $2.6 million of loans receivable, respectively. Loans written off as part of the normal course of business during 2008 and 2007 totaled $0.5 million and $0.2 million, respectively.

Valuation of Retained Interests

With respect to the Asset Backed Facility, we recognize beneficial interests in notes sold to ALER 2005, which represents the estimated fair value of our retained interest in the residual cash flows, including interest earned from notes sold, and the present value of estimated proceeds from a cash reserve account.

	December 31,
	2008	2007
Beneficial interests in notes sold to ALER 2005	$30,740	$21,895

Key economic assumptions used in valuing retained interests at December 31, 2008 and 2007 were as follows:

	2008	2007
Average prepayment speed (per annum)	20.0%	22.0%
Expected credit losses (per annum)	1.0%	1.0%
Residual cash flows discounted at	12.5%	12.5%

The weighted-average remaining expected life of notes receivable sold by us was approximately 24 months at December 31, 2008.

At December 31, 2008 and 2007, key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	December 31,
	2008	2007
Prepayment speed assumption:
Impact on FV 10% adverse change	$(290)	$(214)
Impact on FV 20% adverse change	$(558)	$(431)
Expected credit losses:
Impact on FV 10% adverse change	$(285)	$(251)
Impact on FV 20% adverse change	$(570)	$(501)
Residual cash flow discount rate:
Impact on FV 10% adverse change	$(443)	$(362)
Impact on FV 20% adverse change	$(873)	$(713)

These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Note 6 – Sales of Accounts Receivable:

As described in Note 5, we, through our bankruptcy remote subsidiary ALER 2005, entered into the Asset Backed Facility to finance the sale of all of our trade receivables and certain eligible notes receivable related to equipment loans. With respect to the variable funding notes (the “Notes”) secured by trade receivables, the Asset Backed Facility lenders will make loans which approximate 60% to 70% of the outstanding amount of trade receivables sold. Funding for the trade receivables is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. As servicer, we retain collection and administrative responsibilities for the accounts receivable sold. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2008 was $72.1 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $46.7 million. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2007 was $80.7 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $53.8 million.

Losses on sales of trade accounts receivable and related expenses of $2.5 million, $3.6 million and $3.0 million in 2008, 2007 and 2006, respectively, are included in selling, general and administrative expenses. Our retained interest in trade accounts receivable sold to ALER 2005 was $28.2 million at December 31, 2008 and $29.0 million at December 31, 2007.

Note 7 – Inventories:

Inventories consisted of the following at:

	December 31, 2008	December 31, 2007
Materials and purchased parts	$24,910	$25,186
Work in process	10,503	7,288
Finished goods	26,857	27,370
Less: inventory reserves	(2,460)	(2,235)

	$59,810	$57,609

The Company recorded inventories acquired in the CLD Acquisition at fair market value. This resulted in a net write-up of $3.2 million. This amount was expensed in cost of sales in 2006 as this inventory was sold.

Note 8 – Property, Plant and Equipment:

Property, plant and equipment consisted of the following at:

	December 31, 2008	December 31, 2007
Land	$2,870	$2,959
Buildings and leasehold improvements	35,911	38,908
Capital leases	2,116	2,303
Machinery and equipment	66,296	62,089

	107,193	106,259
Less: accumulated depreciation	(41,489)	(37,715)

	65,704	68,544
Construction in progress	3,395	3,381

	$69,099	$71,925

Depreciation expense was $10.3 million, $10.2 million and $13.8 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

Note 9 – Goodwill and Other Intangibles:

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete agreements which are amortized over their estimated useful lives of two years and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but will be subject to an annual impairment test pursuant to SFAS 142, “Goodwill and Other Intangible Assets.”

Amortization expense associated with identifiable intangible assets was as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Amortization expense	$6,325	$6,851	$5,676

The following is a summary of identifiable intangible assets as of December 31, 2008:

	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,907	$—	$112,907
Customer agreements and distributor network	31,075	13,847	17,228
Engineering and manufacturing designs and processes	15,623	5,537	10,086
Noncompete agreements	1,869	1,869	—
Patents	355	37	318
Computer software and other	1,974	950	1,024

	$163,803	$22,240	$141,563

The following is a summary of identifiable intangible assets as of December 31, 2007:

	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$113,029	$—	$113,029
Customer agreements and distributor network	31,245	10,184	21,061
Engineering and manufacturing designs and processes	16,003	3,872	12,131
Noncompete agreements	1,961	1,430	531
Patents	324	25	299
Computer software and other	1,683	717	966

	$164,245	$16,228	$148,017

Estimated amortization expense for existing identifiable intangible assets beginning in 2009 is expected to be approximately $5.6 million, $5.1 million, $4.7 million, $2.1 million and $1.9 million for each of the years in the five-year period ending December 31, 2013. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

The changes in the carrying value of goodwill for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 are summarized as follows:

Balance as of December 31, 2005	$139,903
Goodwill from CLD Acquisition	39,678
Currency translation and other	688

Balance at December 31, 2006	180,269

Goodwill from CLD Acquisition	725
Currency translation and other	2,871

Balance at December 31, 2007	183,865

Currency translation and other	(1,401)

Balance at December 31, 2008	$182,464

On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006 for the reduction in the value of the Ajax trademark. On June 15, 2006 Alliance Laundry Systems LLC (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sankosha Engineering Co. Ltd. (“Sankosha Engineering”) pursuant to which the Company agreed to sell to Sankosha Engineering certain intellectual property (including the “Ajax” trademark and tradename) associated with the Company’s line of Ajax pressing and finishing equipment for $1.2 million. As this was the net book value of the intellectual property at the time, there was no gain or loss recognized on the sale in the second quarter of 2006. The Company may continue to sell service and repair parts using the Ajax trademark or tradename for ten years from the date of the Purchase Agreement. In 2006 we recorded impairment charges of $1.0 million related to the finite lived LSG customer agreement, resulting from the Company’s CLD Acquisition and the decision to replace the 2002 supply agreement with LSG with a new supply agreement at substantially lower volumes. The carrying value of the trademarks and tradenames approximated $113.0 million at December 31, 2008 and estimated fair value exceeded carrying value by $27.2 million based upon the impairment test.

As of December 31, 2008, 2007 and 2006, pursuant to SFAS 142, we performed an impairment test of our goodwill, trademarks and tradenames, which have an indefinite life. Based on these impairment tests we recorded no adjustment to the carrying value of goodwill and the indefinite-lived trademarks and tradenames other than those described in the preceding paragraphs.

Note 10 – Derivatives

The Company follows the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149. SFAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

Effective January 4, 2008, the Company entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. The fair value of this interest rate swap agreement, which represents the amount that the Company would pay upon a settlement of this instrument, was $2.9 million at December 31, 2008.

Effective July 21, 2006, the Company entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, the Company pays a fixed rate of 5.65%, and receives or pays quarterly interest payments based upon the three month LIBOR rate. The fair value of this interest rate swap agreement, which represents the amount that the Company would pay upon a settlement of this instrument, was less than $0.1 million at December 31, 2008.

The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $2.4 million for the year ended December 31, 2008, a loss of $1.5 million for the year ended December 31, 2007 and a loss of $0.3 million for the year ended December 31, 2006. The fair value of the interest rate swap agreements, which represents the amount that we would pay if we were to settle the instruments, was $2.9 million at December 31, 2008.

The Company recognized a loss reflecting changes in the fair value of commodity hedges of $0.9 million and a loss of $1.0 million for the years ended December 31, 2008 and December 31, 2007, respectively. There were no commodity hedges in 2006. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments, was $2.4 million at December 31, 2008.

The Company recognized a gain reflecting changes in the fair value of foreign currency hedges of $0.5 million and $0.3 million for the years ended December 31, 2008 and December 31, 2007, respectively. There were no foreign currency hedges in 2006. The fair value of these foreign currency hedge contracts, which represents the amount that we would receive upon a settlement of these instruments, was $0.3 million at December 31, 2008.

The Company periodically enters into short-term gas supply contracts for its facilities. The Company concluded that these contracts met the normal purchases and sales exception of SFAS 133, and therefore does not record the fair value of these instruments in the financial statements.

Note 11 – Fair Value Measurements

The Company adopted SFAS 157, “Fair Value Measurements,” as of January 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

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

Assets and liabilities measured at fair value, primarily related to financial products, included in our Consolidated Balance Sheets as of December 31, 2008 are summarized below:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$327	$—	$327
Securitized retained interests	—	—	58,908	58,908

Total assets	$—	$327	$58,908	$59,235

Liabilities
Derivative financial instruments	$—	$5,378	$—	$5,378

Total liabilities	$—	$5,378	$—	$5,378

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the year ended December 31, 2008. These instruments, primarily related to securitized retained interests in equipment notes and trade receivables, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests
Balance at December 31, 2007	$50,941
Total gains or losses realized/unrealized
Included in earnings	7,037
Purchases, issuances, and settlements	930

Balance at December 31, 2008	$58,908

Gains and losses on equipment note sales that are included in earnings are reported in net revenues as equipment financing, net. Gains and losses on trade receivable sales are reported in selling, general and administrative expense.

Note 12 – Other Current Liabilities:

The major components of other current liabilities consisted of the following:

	December 31, 2008	December 31, 2007
Warranty reserve	$7,985	$7,748
Accrued sales incentives	5,731	4,650
Salaries, wages and other employee benefits	10,661	9,860
Federal & state income tax	402	1,225
Accrued interest	7,639	8,307
Accrued interest swap contracts	5,051	1,247
CLD restructuring reserve	2,789	1,766
Other current liabilities	4,514	3,960

	$44,772	$38,763

Note 13 – Income Taxes:

Alliance Holdings is owned by Alliance Finance LLC, both single member limited liability companies. Alliance Finance LLC is owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. The Company uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates during the periods in which rate changes are enacted. Management believes, based on the operating earnings in prior years, expected reversals of taxable temporary differences, and reliance on future earnings, that it is more likely than not that the recorded deferred tax assets are fully realizable.

The Company has various foreign subsidiaries which were either formed or acquired in conjunction with the CLD Acquisition. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, “Accounting For Income Taxes-Special Areas,” therefore tax expense has accordingly been provided for these unremitted earnings. Foreign taxes in the current year have been deducted instead of credited and are part of the current year federal net operating loss deferred tax asset.

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

Pre-tax income (loss) from operations was taxed in the following jurisdictions (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Domestic	$18,799	$10,803	$(4,035)
Foreign	3,193	5,951	(1,915)

	$21,992	$16,754	$(5,950)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
Federal	$—	$—	$—
State	176	76	57
Foreign	2,665	3,268	1,149

Total current	2,841	3,344	1,206

Deferred:
Federal	3,241	3,512	(2,125)
State	898	952	(308)
Foreign	(510)	(923)	(1,313)

Total deferred	3,629	3,541	(3,746)

Provision (benefit) for income taxes	$6,470	$6,885	$(2,540)

Prior to January 28, 2005, the Company did not provide for U.S. Federal income taxes or tax benefits for the Predecessor Company as it was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners.

Reconciliations between tax expense at the U.S. federal statutory income tax rate and the effective income tax rate for income (loss) before taxes are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Statutory federal tax rate	35.0%	34.0%	-34.0%
State taxes, net (benefit)	3.7%	3.7%	-3.9%
Goodwill	-0.8%	-1.0%	-3.0%
Foreign rate differential	-2.6%	0.4%	-0.1%
Tax effect of hydrid instrument	-5.5%	-7.0%	-9.0%
U.S. tax on remitted earnings	5.8%	6.1%	0.0%
U.S. tax on unremitted earnings	0.0%	8.0%	5.0%
Valuation allowance	4.5%	7.2%	7.7%
Federal tax credit	-11.2%	-7.8%	-2.4%
State tax credits, net	0.0%	-4.0%	-5.5%
Other, net	0.5%	1.5%	2.5%

Effective income tax rate	29.4%	41.1%	-42.7%

Temporary differences which give rise to the deferred tax assets and liabilities at December 31, 2008 and December 31, 2007 are as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Deferred income tax liabilities:
Unrealized gain on equipment notes sold	$(4,317)	$(3,244)
Goodwill	(14,057)	(10,139)
Intangibles	(7,164)	(5,059)
Fixed assets	(4,273)	(1,136)
Foreign income	(147)	(1,453)
Other	(116)	(114)

Deferred income tax liabilities	(30,074)	(21,145)

Deferred income tax assets:
Inventory	778	454
Deferred financing costs	2,207	2,375
Warranty reserves	2,523	2,237
Net operating loss and credit carry forwards	19,356	16,280
Other assets	3,506	2,992
Pensions and employee benefits	9,526	1,415
Other	1,793	559

Gross deferred income tax assets	36,689	26,312
Less valuation allowance	(2,657)	(1,662)

Deferred income tax assets	37,032	24,650

Net deferred income tax asset	$6,958	$3,505

The net deferred income tax asset is classified in the Consolidated Balance Sheet as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Current net deferred income tax asset	$4,730	$2,481
Non-current net deferred income tax asset	7,713	7,068
Current net deferred income tax liability	—	—
Non-current net deferred income tax liability	(5,485)	(6,044)

	$6,958	$3,505

The Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets. A valuation allowance in the amount of $1.4 million has been recorded against the domestic deferred tax asset for state net operating losses and credit carryforwards. A valuation allowance in the amount of $1.3 million has been recorded against the foreign deferred tax asset for losses in various countries where future earnings are not expected. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed and recognized in income.

At December 31, 2008, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $32.0 million and $22.8 million, respectively. The federal net operating loss carryforward will expire in 17-20 years and the state net operating loss carryforwards will expire in 7-20 years. The Company’s federal and state credit carryforwards were approximately $3.9 million and $2.1 million, respectively. The federal credit carryforwards will expire in 18-20 years and the state credit carryforwards will expire in 12-14 years.

The Company has various foreign subsidiaries which were either formed or acquired in conjunction with the CLD Acquisition. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, “Accounting For Income Taxes-Special Areas,” tax expense has accordingly been provided for these unremitted earnings. Also, the foreign tax expense generated in the current year has been deducted instead of credited and is part of the current year federal net operating loss deferred tax asset.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act includes a wide-range of provisions that are intended to ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers that meet or exceed Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2008 to 2010 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. During the quarter ended December 31, 2008, and in future periods through 2010, the Company expects to record a tax credit benefit under the provisions of the Act related to the production of qualifying clothes washers. The Energy Credit in the amount of $2.4 million has been recorded during 2008. As a result, the Company’s 2008 effective tax rate was reduced by approximately 11% from the statutory federal tax rate.

The Company has approximately $0.2 million of unrecognized tax benefits as of December 31, 2008, which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company has open tax years for which the Company could be subject to income tax examination by the U.S. federal and state tax authorities since becoming a U.S. taxable entity on January 27, 2005. In addition, the Company has open tax years in Belgium, its primary foreign jurisdiction, for 2007 and 2008; and in Luxemburg for 2006, 2007 and 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance at January 1	$158	$—
Additions based on tax positions related to the current year	31	158

Balance at December 31	$189	$158

Note 14 – Guarantees:

The Company, through its special-purpose bankruptcy remote subsidiary entered into a $330.0 million Asset Backed Facility as described in Notes 5 and 6 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2008 was $33.8 million.

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

We record an estimate for future warranty related costs based on actual historical incident rates and costs per incident trends. Based on analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While our warranty costs have historically been within our calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of our total product warranty liability were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance at beginning of period	$7,748	$7,194
Acquired product warranty liability	—	—
Currency translation adjustment	(76)	150
Accruals for current and pre-existing warranties issued during the period	5,559	5,364
Settlements made during the period	(5,246)	(4,960)

Balance at end of period	$7,985	$7,748

Note 15 – Pensions and Other Employee Benefits:

Substantially all of our U.S. employees are covered by defined benefit pension plans. Effective December 31, 2002, the Alliance Laundry Systems Retirement Benefit Accumulation Plan, a pension plan covering salaried and management employees, was merged into the Alliance Laundry Systems Plan for Hourly Employees. The pension plan as combined was amended and renamed the Alliance Laundry Systems Pension Plan. A final determination of the merged plan’s qualified status remains pending with the Internal Revenue Service. The pension benefit for salaried and management employees is a cash balance plan whereby an account is established for each participant in which pay credits are based on salary and service, and interest credits are earned annually. Pay credits are calculated as a pre-determined percentage of the participant’s salary adjusted for age and years of service. Interest credits are earned at the rate of a one-year U.S. Treasury Bill, as of the last day of the prior plan year, plus 1%. The pension benefit for hourly and union employees generally provides benefits of stated amounts for each year of service. On July 14, 2006 in connection with the CLD Acquisition, the Company acquired a defined benefit plan which covered certain hourly employees at CLD’s Louisville, Kentucky plant (the “Cissell Pension Plan”). Participation in the Cissell Pension Plan has been frozen since October 15, 2004. The Company’s policy is to fund its pension plans in amounts sufficient to gradually accumulate plan assets equal to the plans’ projected benefit obligation and to comply with the funding requirements imposed by law.

During 2007 the Company amended the Alliance Laundry Systems Pension Plan to freeze benefit accruals effective January 1, 2009 for all U.S. salaried employees. The amendment resulted in a one-time curtailment gain of $1.6 million measured as of December 31, 2007.

Total pension income for our pension plans was less than $0.1 million for the year ended December 31, 2008. Total pension income was $1.1 million, which included a $1.6 million curtailment gain, for the year ended December 31, 2007. The pension plan expense was $0.4 million, which included a $0.5 million curtailment gain, for the year ended December 31, 2006, including the following components:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Service cost benefits earned during the period	$963	$1,633	$1,618
Interest cost on projected benefit obligation	3,807	3,619	3,229
Expected return on plan assets	(4,795)	(4,790)	(3,962)
Curtailment gain	—	(1,557)	(513)

Net pension benefit (income) cost	$(25)	$(1,095)	$372

The pension curtailment gain of $1.6 million in 2007 was recorded as a result of the freezing of benefit accruals effective January 1, 2009 for all salaried employees. The pension curtailment gain of $0.5 million in 2006 was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna, Florida facility closure which is further discussed in Note 4 “Infrequently Occurring Items.”

Assumptions used in determining net pension benefit cost were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Discount rate	6.40%	5.90%	5.50%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%

In determining the net pension benefit cost for 2008, we used an 8.50% long-term rate of return on assets assumption. To develop the expected long-term rate of return on assets assumption we considered historical returns and future expectations. Over the 15 and 20 year periods ending December 31, 2008 the returns on the portfolio, assuming it was invested at the mid point of our investment policy statement’s strategic asset allocation and is rebalanced annually, would have been an annual average of approximately 8.00% and 9.13%, respectively. Considering these historical returns and costs of administering the plans, we believe our long-term rate of return on assets assumption of 8.50% for 2008 and future years is reasonable. For the December 31, 2008 valuation of the benefit obligations the Company used the RP 2000 mortality table projected to 2009 to better align the plans with current life expectancies.

The reconciliation of the changes in the plans’ benefit obligation and the fair value of plan assets and the statement of the funded status of the plans at December 31 are as follows:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$60,955	$62,629
Service cost	963	1,633
Interest cost	3,807	3,619
Curtailment cost	—	(1,557)
Actuarial (gain) loss	1,235	(2,024)
Benefits paid	(3,080)	(3,345)

Benefit obligation at end of year	$63,880	$60,955

Change in plan assets:
Fair value of plan assets at beginning of year	$57,944	$57,658
Actual return on plan assets	(11,213)	1,856
Employer contributions	1,800	1,775
Benefits paid	(3,080)	(3,345)

Fair value of plan assets at end of year	$45,451	$57,944

Reconciliation of funded status:
Funded status	$(18,426)	$(3,011)
Unrecognized actuarial net loss	—	—

Accrued benefit cost	$(18,426)	$(3,011)

Net amount recognized:
Other long-term liabilities	$(18,426)	$(3,011)

	$(18,426)	$(3,011)

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2008	2007
Discount rate	6.25%	6.40%
Rate of increase in salaried compensation levels	N/A (1)	4.00%
Expected long-term rate of return on assets	8.50%	8.50%

(1) Not applicable due to plan freeze

We use a December 31 measurement date for these plans.

The accumulated benefit obligation for the plans was $63,877 and $60,702 as of December 31, 2008 and 2007, respectively.

The weighted-average asset allocation of our plans as of December 31, by asset category is as follows:

	2008	2007
Equity securities	52.0%	67.0%
Debt securities	47.0%	32.0%
Other	1.0%	1.0%

Total	100.0%	100.0%

Pension Committees (the “Committees”) have been appointed on behalf of Alliance Laundry as the plans’ administrator to manage the operations and administration of the pension plans and related trusts. The Committees have an investment policy statement for the pension plans that establishes target asset allocation ranges by asset type, plan objectives, securities guidelines for money managers, evaluation benchmarks and control procedures. The midpoint of the asset allocation ranges for the above listed asset classes are as follows: Equity securities 63%, Debt securities 34%, and Other (cash and cash equivalents) 3%. The Committees are committed to diversification to reduce the risk of large losses. To that end, the investment policy requires that each asset class will be diversified, multiple money managers with differing styles of management will be employed, and equity exposure will be limited to 80% of the total portfolio value. On a quarterly basis the Committees and an external investment advisor review progress towards achieving the pension plans’ and individual money managers’ performance objectives. In January 2009, the Company reallocated its investment portfolio to re-align the investment allocation with its long-term investment strategy.

In addition to providing pension benefits in the U.S. we provide post-retirement benefit plans including health care, salary continuation and death benefits for eligible retirees and their dependents. Alliance Laundry’s health care benefits are for retired employees upon early retirement, up to age 65. Employees with more than 10 years of service are eligible for these benefits if they reach age 62 while working for the Company. Retiree health plans are paid for in part by employee contributions and are adjusted annually. Benefits are provided through various insurance companies whose charges are based either on the benefits paid during the year or annual premiums. Health benefits are provided to retirees and their covered dependents. On July 14, 2006 in connection with the CLD Acquisition, the Company acquired certain post-retirement benefit plans which included two salary continuation agreements and a retiree’s medical plan and a retiree’s life insurance plan for certain union employees at CLD’s Louisville, Kentucky plant. The purchased liabilities for the CLD post-retirement benefit plans were approximately $1.5 million.

Our net other post-retirement benefit cost included the following components:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Service cost benefits earned during the period	$160	$136	$85
Interest cost on projected benefit obligation	168	141	148
Net amortization and deferral	(17)	(16)	(19)
Recognized actuarial loss	60	34	—
Curtailment gain	—	—	(619)

Net other post-retirement benefit cost (income)	$371	$295	$(405)

Assumptions used in determining the net other post-retirement benefit cost were as follows:

	2008	2007	2006
Discount rate	6.40%	5.90%	5.50%
Rate of increase in salaried compensation	4.00%	4.00%	4.00%

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plans at December 31:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$2,479	$3,072
Service cost	160	136
Interest cost	168	141
Plan terminations	(30)	(1,326)
Actuarial gain	556	742
Benefits paid	(176)	(286)

Benefit obligation at end of year	$3,157	$2,479

Change in plan assets:
Employer contributions	176	286
Benefits paid	(176)	(286)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(3,157)	$(2,479)

Accrued benefit cost	$(3,157)	$(2,479)

The post-retirement benefit curtailment gain of $0.5 million in 2006 was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna, Florida facility closure which is further discussed in Note 4 “Infrequently Occurring Items.” The plan termination cost of $1.3 million resulted from the settlement of the Cissell Life and Cissell Salary Continuation plans during 2007.

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2008	2007
Discount rate	6.25%	6.40%
Rate of increase in salaried compensation levels	4.00%	4.00%

We use a December 31 measurement date for these plans.

A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2008 to determine the benefit obligation at the end of the year. A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2007 to determine the benefit obligation at the end of the year. The rate in 2008 was assumed to decrease gradually to 6% until 2019 and remain at that level thereafter. The rate in 2007 was assumed to decrease gradually to 6% until 2011 and remain at that level thereafter.

A one percentage point increase in the assumed health care cost trend rate would increase the accumulated other post-retirement benefit obligation as of December 31, 2008 by approximately $0.3 million and increase the total of service and interest cost by less than $0.1 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated other post-retirement benefit obligation as of December 31, 2008 by approximately $0.3 million and decrease the total service and interest cost by less than $0.1 million.

Projected benefit payments from the plans as of December 31, 2008 are estimated as follows:

Year	Pension	Other Benefits
2009	$4,224	$170
2010	4,207	218
2011	4,088	235
2012	4,092	222
2013	4,057	219
2014-2018	21,355	1,245

We currently anticipate making a voluntary contribution in 2009 of approximately $2.5 million to our defined benefit pension plans.

In September 2006 the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post employment benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive income in member(s)’ equity. The Company adopted SFAS 158 for the calendar year 2007, which resulted in a $0.1 million loss, net of tax, recorded in the other comprehensive income account within member(s)’ equity.

The following table summarizes the impact of the adoption of SFAS 158 (in thousands):

	December 31, 2007 Prior to SFAS 158 Adjustment	SFAS 158 Adjustments (Increase)/ Decrease	December 31, 2007 Post SFAS 158 Adjustment
Deferred income tax asset, net	$6,988	$80	$7,068

Total assets	$560,207	$80	$560,287

Other current liabilities	$(38,155)	$(607)	$(38,762)

Total current liabilities	(64,868)	(607)	(65,475)

Other long-term liabilities	(6,732)	389	(6,343)

Total liabilities	(418,831)	(218)	(419,049)

Member(s)’ equity	(141,376)	138	(141,238)

Total liabilities and member(s)’ equity	$(560,207)	$(80)	$(560,287)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Pension Benefits	Other Benefits
Prior service cost	$3	$(18)
Loss	1,002	69

Net loss	$1,005	$51

Following is a rollforward showing changes to amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	Pension Benefits	Other Benefits	Total
December 31, 2006	$—	$(25)	$(25)
Amortization of unrecognized gain	—	25	25
Prior service cost	—	180	180
Accumulated gain (loss)	389	(787)	(398)
Deferred tax	(142)	222	80

December 31, 2007	247	(385)	(138)
Accumulated (loss) gain	(17,240)	187	(17,053)
Deferred tax	6,461	(483)	5,978

December 31, 2008	$(10,532)	$(681)	$(11,213)

Our other post-retirement benefit provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” any measures of our accumulated other post-retirement benefit obligation or net periodic other post-retirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the Act on the plans. Because our other post-retirement benefits do not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act had no effect on our accumulated other post-retirement benefit obligations or net periodic other post-retirement benefit cost.

Eligible U.S. employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”), which is a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. In addition, we may make a discretionary annual contribution to ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees. Under the terms of ALCAP, covered employees are allowed to contribute up to 50 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. We contributed amounts equal to 50 percent of the employee’s contributions, up to a maximum of such Company contributions equal to three percent of the employee’s pay. Effective January 1, 2008, the company match has been increased to 100 percent of the first six percent of the employee’s contributions for all salaried personnel. Total expense for ALCAP was $2.1 million, $1.4 million, and $1.2 million, for 2008, 2007 and 2006, respectively.

We have a defined contribution pension plan covering substantially all of our salaried employees in Belgium. We contribute 3.5% to 5.0% of their pay to the plan. Contributions to the plan totaled $0.1 million and $0.1 million for 2008 and 2007, respectively. Contributions to the plan were $0.1 million for 2006 from the date of the CLD Acquisition.

Note 16 – Debt:

Debt consisted of the following at:

	December 31, 2008	December 31, 2007
Senior Credit Facility	$160,000	$190,000
Senior subordinated notes	149,617	149,523
Revolving credit facility	—	—
Other long-term debt	248	875
Capital lease obligations	863	1,390

Gross long-term debt	310,728	341,788
Less: current portion	(576)	(601)

	$310,152	$341,187

Senior Credit Facility

On January 27, 2005, we entered into a Senior Credit Facility, consisting of a six-year $50.0 million revolving credit facility (the “Revolving Credit Facility”) and a seven-year $200.0 million term loan facility (the “Term Loan Facility”). Alliance Laundry is the borrower under this facility and Alliance Holdings and Alliance Laundry Corporation are the guarantors under this facility.

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

The Amendment amends the Credit Agreement to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, effective 2007, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

On September 15, 2008 (“Bankruptcy Date”), Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had various business relationships with several subsidiaries of Lehman as of the Bankruptcy Date. Lehman Brothers Commercial Paper Inc., a subsidiary of Lehman, was the administrative agent for the Credit Agreement. The Company is actively working to replace Lehman Commercial Paper Inc. as administrative agent at substantially the same terms that Alliance had with Lehman. As of December 31, 2008, certain subsidiaries of Lehman held term loans in the amount of $2.6 million.

After considering $100.0 million of cumulative voluntary prepayments made through December 31, 2008, the Term Loan Facility requires quarterly principal payments of approximately $0.4 million beginning March 31, 2010 though December 31, 2011. The final principal payment of $156.7 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined in the Senior Credit Facility.

The Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Senior Credit Facility. A portion of the Revolving Credit Facility not in excess of $35.0 million is available for the issuance of letters of credit. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.0 million at December 31, 2008.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. Effective December 31, 2008, the applicable margin for the Revolving Credit Facility is 1.75% with respect to base rate loans and 2.75% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the Term Loan Facility is 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on these borrowings as of December 31, 2008 was 4.55%. The applicable margin for the Revolving Credit Facility and the Term Loan Facility is subject to a step-down or step-up based upon the corporate credit rating of Alliance Laundry.

In addition, we are obligated to pay a quarterly commitment fee currently equal to 1/2 of 1% per annum on the average daily unused portion of the $55.0 million revolving loan commitment. We recognized $0.1 million of interest expense for commitment fees in each of 2008, 2007 and 2006, respectively. We are also obligated to pay a commission on all outstanding letters of credit in the amount of the applicable margin, then in effect with respect to Eurodollar loans under the Revolving Credit Facility, which currently is 2.75%, as well as a 0.25% fronting fee on the aggregate amount of all outstanding letters of credit.

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

On September 10, 2007 the Company entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waived, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007 and provided waivers related to defaults arising from the restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007. The Amendment and Waiver increased the applicable interest rate under the Senior Credit Facility (subject to adjustment for certain ratings events) by 25 basis points and provides for a 1% prepayment fee in the event the term loans under the Senior Credit Facility are refinanced at a lower rate during the twelve months following the effective date of the Amendment and Waiver.

Senior Subordinated Notes

As part of the Financing Transactions on January 27, 2005, we offered and sold $150.0 million of Senior Subordinated Notes and received proceeds of approximately $149.3 million. The maturity date of the Senior Subordinated Notes is January 15, 2013. The Senior Subordinated Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior indebtedness, including permitted borrowings under the Senior Credit Facility. The indenture governing the Senior Subordinated Notes, among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and a minimum interest coverage ratio.

Interest on the Senior Subordinated Notes accrues at the rate of 8 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15. Such payments commenced on July 15, 2005. The fair value of the Senior Subordinated Notes at December 31, 2008 was approximately $114.9 million based upon prices prevailing in recent market transactions.

The Senior Subordinated Notes are subject to redemption on or after January 15, 2009, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Year	Redemption Price
2009	104.250%
2010	102.125%
2011 and thereafter	100.000%

If we experience certain kinds of changes in control, we must offer to repurchase the then outstanding notes at the redemption price set forth in the indenture governing the Senior Subordinated Notes. At any time prior to January 15, 2009, we may redeem up to 35% of the notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the indenture governing the Senior Subordinated Notes.

Other Debt and Capital Lease Obligations

On January 25, 2006 the Company received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated January 6, 2006 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2007 and a final installment paid on December 1, 2010, subject to the covenants of the Agreement. The principal balance on the first promissory note was $0.2 million on December 31, 2008. The second promissory note, in the amount of $0.5 million was forgiven by amendment on March 18, 2008, which accelerated the loan forgiveness from December 31, 2008 to March 31, 2008. The Company recognized a gain of $0.3 million from the loan forgiveness in its Consolidated Statements of Income with a $0.2 million reduction of selling, general and administrative expenses and a $0.1 million reduction of cost of goods sold for the quarter-ended March 31, 2008. The balance of the loan forgiveness of $0.2 million will be amortized to income over a five year period.

On July 14, 2006, as a result of the CLD Acquisition, the Company assumed certain capital lease obligations which consist primarily of a capital lease obligation of approximately $1.5 million for a laser cutter in its Wevelgem, Belgium facility. This capital lease commenced in November 2005 and requires monthly payments of approximately $37,000 through October 2010. The acquired value of the laser cutter was $1.9 million as of December 31, 2008 with related accumulated depreciation of $0.5 million at December 31, 2008 and $0.3 million at December 31, 2007, respectively.

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to $100.0 million of cumulative voluntary prepayments made on or before December 31, 2008 and including $0.4 million related to the discount on the Senior Subordinated Notes, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2009	$118	$458	$576
2010	1,788	401	2,189
2011	1,658	4	1,662
2012	156,684	—	156,684
2013	150,000	—	150,000
Thereafter	—	—	—

	$310,248	$863	$311,111

Less: Unamortized discount on long-term debt			$(383)

Long-term debt and capital lease obligations, net			$310,728

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio. As of December 31, 2008 the Senior Credit Facility requires the Company to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 4.50 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of December 31, 2008 the Company’s Consolidated Total Debt to Adjusted EBITDA ratio was 4.28 to 1.00 and the Company’s Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.85 to 1.00.

At December 31, 2008 based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 4.50, we could have borrowed an additional $16.2 million of the available and unutilized Revolving Credit Facility, to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The Company’s ability to make scheduled payments of principal or to refinance its indebtedness, or to pay the interest or liquidated damages on its indebtedness, if any thereon, or to fund planned capital expenditures, or to meet its debt covenants, will depend upon the Company’s future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. During the fourth quarter of 2008, the capital and credit market crisis worsened. In response to these worsening conditions, the Company took actions to reduce its employment levels in the fourth quarter of 2008 and it is currently reviewing its 2009 business plan to identify additional cost-saving measures which would benefit 2009 and help mitigate the effect from potentially lower sales volumes in 2009 than currently projected. These additional measures may include further reductions in force, salary freezes, and other cost-saving opportunities. The Company also has the ability to defer non-critical capital expenditures and it has secured an equity infusion from its parent. The Company currently expects to meet its obligations under its debt agreements including compliance with established financial covenants, after giving effect to the equity contribution. However, if the economic environments in which the Company operates were to further deteriorate beyond current expectations, it could have a material adverse effect on the Company’s ability to remain in compliance with its covenants which would result in a material adverse effect on its liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to the Company than those contained in its current credit facilities.

In addition, beginning in June 2009 the Company will be unable to request new borrowings under its off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. The Company believes, based on currently available information and market conditions, that it will be able to refinance the facility. The Company is currently working on a replacement facility and expects to close such new facility in the second quarter of 2009. However, should market conditions and/or the asset-backed securitization market continue to deteriorate, or the Company’s financial position deteriorates, it may be unable to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 2009 could have a material adverse effect on the business, financial condition and results of operations, including the Company’s revenues, EBITDA, liquidity and leverage.

Note 17 – Member(s)’ Equity:

Member(s)’ equity consisted of the following at:

	December 31, 2008	December 31, 2007
Common member(s)’ contributed capital	$131,378	$128,072
Retained earnings	21,320	5,798
Foreign currency translation adjustments	4,393	7,506
Pension liability and other benefits	(11,213)	(138)

	$145,878	$141,238

On December 28, 2007 ALH entered into a subscription agreement with OTPP, pursuant to which ALH sold to OTPP shares of its common stock with a value of $9.4 million. ALH contributed the proceeds of the offering to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

On January 23, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. On January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement dated September 26, 2007. On July 25, 2008, 11,700 stock options were exercised by a member of our executive management. Total consideration from the exercise of the options was $1.7 million. ALH contributed the proceeds of the three stock offerings to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

Accumulated Other Comprehensive (Loss) Income totaled ($6.8) million and $7.4 million as of December 31, 2008 and 2007, respectively. As discussed in further detail in Note 15, the Company recorded a mark-to-market loss of $11.1 million, net of taxes, for the year ended December 31, 2008 related to its liability for the Alliance and Cissell pension plans.

Note 18 – Segment Information:

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into two reportable segments. Commercial laundry equipment sales to domestic and international markets, which are serviced by the U.S. Operations, are combined to form the commercial laundry segment. The commercial laundry segment also includes our consumer laundry business and net sales include amounts related to our finance program which supports the commercial laundry operations. Our second reportable segment is European Operations, which were acquired in the July 14, 2006 CLD Acquisition. We have elected to disclose certain information related to our Consumer Laundry business, which includes sales to domestic and Canadian distributors. Service parts is not considered a separate segment in that the service operations are required to support both commercial laundry and consumer laundry businesses, but the operations could not stand alone and the results are not reviewed as a separate operating entity. As the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, we have chosen to show the service operations separately. Similarly, worldwide eliminations are not considered a reportable segment. However, we do not actively manage or evaluate the worldwide eliminations as a portion of any other segment. For that reason, we have chosen not to commingle these amounts with other actively managed segments.

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

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(in millions)
Net Revenues:
Commercial laundry	$337.9	$317.4	$282.9
Consumer laundry	22.8	19.4	14.4
Service parts	52.6	51.8	45.7
European Operations	79.7	85.4	36.5
Worldwide eliminations	(32.7)	(30.7)	(13.4)

	$460.3	$443.3	$366.1

Gross Profit:
Commercial laundry	$97.2	$104.2	$94.3
Consumer laundry	(0.9)	(0.1)	(0.2)
Service parts	22.3	21.0	19.1
European Operations	20.2	22.0	6.6
Worldwide eliminations	(0.1)	0.2	(2.0)

	$138.7	$147.3	$117.8

Other manufacturing costs	(20.1)	(36.6)	(34.0)

Gross profit as reported	$118.6	$110.7	$83.8

Depreciation and Amortization:
U.S. Operations	$14.9	$15.3	$20.0
European Operations	$3.7	$3.9	$1.7

Capital Expenditures:
U.S. Operations	$8.0	$7.0	$5.6
European Operations	$0.8	$1.3	$0.6

Assets:
U.S. Operations	$482.8	$471.5	$482.4
European Operations	$83.0	$89.0	$91.9

Goodwill:
U.S. Operations	$149.9	$149.9	$149.6
European Operations	$32.6	$34.0	$30.7

Note 19 – Commitments and Contingencies:

The Company rents under operating leases a variety of assets used in its operations including manufacturing facilities, office equipment, automobiles and trucks. At December 31, 2008 we had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

2009	$950
2010	741
2011	642
2012	622
2013	332
Thereafter	301

$3,588

Rental expense amounted to $2.4 million, $2.1 million and $2.7 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

Our Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the transportation, storage and disposal of wastes, including solid and hazardous wastes. We are also subject to potential liability for non-compliance with other environmental laws and for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate (or formerly owned or operated) and at other properties where the Company or predecessors have carried on business or have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities (including potential fines and civil damages) will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws. In our opinion, any liability related to matters presently pending will not have a material effect on our financial position, liquidity or results of operations after considering provisions already recorded.

In September 2006 one of our foreign subsidiaries, Alliance International BVBA, was named in a lawsuit in the Belgian civil courts by a Belgian customer for having allegedly negligently designed, manufactured and assembled certain safety devices. These safety devices are not being used in our products, but were sold to that Belgian customer prior to the CLD Acquisition. The cause of the alleged defect is unknown and is being investigated by a court appointed expert. The damages claimed of EUR 1.6 million by the Belgian customer are currently unsubstantiated. No court hearing is expected before 2010. No injury has been reported as a consequence of the alleged defect. Although the outcome of this matter is not predictable with assurance, management believes that the amount of any potential damages, if any at all, resulting from this action would not exceed accruals and available indemnification recoverable from LSG pursuant to the CLD Acquisition Agreements.

Note 20 – Related Party Transactions:

ALH Stock Option Plan

On January 27, 2005, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. The granted options entitle the member of management to purchase shares of our common stock at an option price which averages $106.56 per share at year-end December 31, 2008, subject to certain requirements. As of December 31, 2008 stock options represented an aggregate of 8.0% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of December 31, 2008 approximately fifty-nine percent

(59%) of the options granted were time based options, which vest according to anniversary dates. The majority of these time based options vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of December 31, 2008 approximately forty-one percent (41%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. ALH is viewed as a nonpublic company for the purposes of applying SFAS 123R as it does not meet the definition of a public company. ALH does not have publicly traded equity securities. ALH made a one time accounting policy decision to use the intrinsic value methodology to value its liability awards based on paragraph 38 of SFAS 123R for both the service and performance option pools. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

During the year ended December 31, 2008, 11,700 options were exercised at a price of $100.00 per share by a member of our executive management. In January 2008, 19,541 options were granted to a new member of our executive management. During 2007, 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and 10,920 unvested options were terminated and cancelled related to an individual who is no longer an executive officer. During 2007 ALH granted 7,605 new options to a new member of the executive staff.

Based upon a valuation of these stock options we recognized $1.8 million of expense, $0.6 million of income and $0.1 million of compensation expense for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. No expense was recognized for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively, for the performance options as the specified annual targets for the respective years were not attained and other earnings target requirements are currently not expected to be attained.

Stockholders Agreement

Upon the consummation of the Alliance Acquisition and related transactions, ALH, OTPP and certain management stockholders entered into a stockholders agreement (the “Stockholders Agreement”). The Stockholders Agreement contains customary terms, including, among other things, terms regarding transfer restrictions, tag-along rights, drag-along rights, calls and preemptive rights. The Stockholders Agreement places certain restrictions on the transfer of shares of common stock. Additionally, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to a third party in a liquidity event (as defined in the Stockholders Agreement).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2009, (appearing in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 9, 2009

Alliance Laundry Holdings LLC

Schedule II – Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance at End of Period
December 31, 2006	$104	802	157	136	22	$949
December 31, 2007	$949	—	310	158	81	$1,182
December 31, 2008	$1,182	—	470	540	(46)	$1,067

Inventory Valuation Reserves:

	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance at End of Period
December 31, 2006	$2,401	358	$1,044	—	41	$3,845
December 31, 2007	$3,845	—	2,019	2,275	148	$3,736
December 31, 2008	$3,736	—	2,524	2,770	(45)	$3,445

Notes Receivable Reserves:

	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance at End of Period
December 31, 2006	$908	—	124	203	—	$829
December 31, 2007	$829	—	—	227	—	$602
December 31, 2008	$602	—	171	660	—	$113

Tax Valuation Reserves:

	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance at End of Period
December 31, 2006	$—	—	169	—	—	$169
December 31, 2007	$169	—	1,260	—	—	$1,429
December 31, 2008	$1,429	—	1,211	—	—	$2,641

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A “Controls and Procedures,” for a more complete understanding of the matters covered by such certifications.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies Alliance Laundry’s executive officers and key employees, as well as the members of the Board of Directors of ALH. As limited liability companies, neither Alliance Laundry nor Alliance Holdings has a board of directors and neither entity has a board of managers. The ultimate function of a board of directors for both Alliance Laundry and Alliance Holdings is fulfilled by the Board of Directors of ALH. We therefore disclose the identity of the directors of ALH because they have the power to direct decisions made by our managing member.

Name	Age	Position
Thomas F. L’Esperance	60	Chief Executive Officer and Director
Michael D. Schoeb	46	President and Chief Operating Officer
Bruce P. Rounds	52	Vice President Chief Financial Officer
Jeffrey J. Brothers	62	Senior Vice President Sales, North America
R. Scott Gaster	56	Vice President, General Manager Ripon Operations
Robert J. Baudhuin	47	Vice President, Engineering
Jean-Marc Vandoorne	39	Senior Vice President Sales, EMEA & Asia
Scott L. Spiller	58	Vice President, Chief Legal Officer, Secretary
Richard L. Pyle	43	Vice President, Customer Support
Pascal Demarets	42	Vice President, Operations Alliance International BVBA
Lee L. Sienna	57	Director
Shael J. Dolman	37	Director
Charles J. Philippin	58	Director
J. Hugh MacDiarmid	56	Director

Thomas F. L’Esperance has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. He has been our Chief Executive Officer since May 1998, and additionally he was our President from March 1996 through October 2007. Mr. L’Esperance served as president for Caloric Corporation and Amana Home Appliances. Prior to that time, Mr. L’Esperance held several executive management positions with Raytheon.

Michael D. Schoeb joined us in October 2007 as President and Chief Operating Officer. Before joining us he served as President and Chief Operating Officer at Wausau Homes, Inc. Prior to Wausau Homes, Mr. Schoeb served in senior management positions for six years with Hilti, Inc. and for eleven years with Johnson Controls, Inc.

Jeffrey J. Brothers has been our Senior Vice President Sales, North America since August 1, 2008. He held the position of Senior Vice President of Sales and Marketing from 1989 to 2008. He has been employed with us since 1977. Mr. Brothers has been involved in sales for us since 1983 and has held other positions such as Manager of Distribution Development, Plant Controller and Financial Analyst.

Bruce P. Rounds joined us in 1989 as Vice President of Finance and was promoted to his current position as Vice President Chief Financial Officer in February 1998. He held the position of Vice President Business Development, from 1996 to 1998. Before joining us, he served in a variety of capacities for eight years at Mueller Company and for three years with Price Waterhouse. He is a Certified Public Accountant.

R. Scott Gaster joined us as Vice President, Procurement and Materials, in June 1995. He became the Vice President of Washer and Dryer Operations in July 1997 and Tumbler Operations in August 1998. In December of 2003 Mr. Gaster was promoted to Vice President, General Manager Ripon Operations. Mr. Gaster has also retained his former purchasing responsibilities. Prior to joining us, he was employed by GKN Automotive, Inc. from 1979 to 1995 in such positions as Director of Procurement and Logistics, Corporate Purchasing Agent and Purchasing Manager.

Robert J. Baudhuin has been our Vice President, Engineering since July 2006. He has been employed with us since 1992 and has held various management positions with us which include Vice President, General Manager Marianna Operations, Vice President of Product Management and Customer Support and Ripon Plant Manager. Prior to joining us, he served in various engineering and quality assurance positions for seven years with Maysteel Corporation.

Jean-Marc Vandoorne has been our Senior Vice President Sales, EMEA & Asia since August 1, 2008 and served as Vice President, European Operations since July 14, 2006, coinciding with the CLD Acquisition. He was employed by LSG from 1999 through July 2006, holding several positions including Chief Operations Officer of the Belgium plant, General Manager of IPSO-LSG and President of the Commercial Laundry Division (CLD). Prior to joining LSG, he was employed by Arthur Andersen Business Consulting Belgium from 1992 to 1998 as a consulting manager, and in 1998 by Mobil (Plastics Division), in Luxemburg, as a Supply Chain Manager.

Mr. Vandoorne is employed by Alliance through his management company, JM Vandoorne BVBA. For ease of reference throughout this Annual Report on Form 10-K, we have referred to Mr. Vandoorne, and not his management company, as an Alliance employee.

Scott L. Spiller had been our Vice President of Law & Human Resources, General Counsel and Secretary since February 1998 and assumed the title of Vice President, Chief Legal Officer and Secretary for Alliance Laundry in June 2004. From April 1996 to February 1998, Mr. Spiller practiced law as a sole practitioner. Prior to that, he was our General Counsel and Secretary for ten years.

Richard L. Pyle has been our Vice President, Customer Support since July 2006. He has been employed with us since 1998 and has held various management positions with us including Controller, Marianna Operations, Controller/Materials Manager, Marianna Operations, and Deputy General Manager, Marianna Operations. Prior to joining us, he served in various accounting and operations positions for eight years with Alliance Remanufacturing, Inc. Prior to that time, Mr. Pyle worked for Deloitte & Touche.

Pascal Demarets has been our Vice President Operations, Alliance International, BVBA since August 1, 2008 and served as Director of Manufacturing for Alliance International, BVBA since July 14, 2006, coinciding with the CLD Acquisition. He was employed by LSG from August 2001 through July 2006, holding several positions including Production Manager, Director of Production and Director of Operations of the Commercial Laundry Division (CLD). Prior to joining LSG, he was employed by Daikin-Europe from July 1992 to August 2000 in several manufacturing positions.

Shael J. Dolman has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. Mr. Dolman is a Director at Teachers’ Private Capital, the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from the University of Western Ontario and his MBA from McGill University. He is a Director of The Hillman Group Inc. and Easton-Bell Sports, LLC.

Lee L. Sienna has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005 and is currently the Chairman of the Board. Mr. Sienna has been Vice President of Teachers’ Private Capital since 2002. From 1998 to 2002, Mr. Sienna was Partner at Calcap Corporate Finance Limited. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development. He currently serves on the Board of Directors of Easton-Bell Sports, AOT Bedding Holdings Corporation and General Nutrition Centers Inc. Mr. Sienna is also a Chartered Accountant and a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from the Rotman School at the University of Toronto.

Charles J. Philippin has been a member of the Board of Directors of ALH since May 1, 2005, and is currently the chair of the audit committee of the Board of Directors. Mr. Philippin is currently the CEO of Sbarbs LLC a food service management company. From 2002 to 2008, Mr. Philippin was a principal of Garmark Advisors. From 2000 through 2002, Mr. Philippin was CEO of Online Retail Partners. From 1994 through 2000, Mr. Philippin was a member of the management committee of Investcorp International Inc. Prior to 1994, Mr. Philippin was a partner of PricewaterhouseCoopers and was National Director of Mergers & Acquisitions. He currently serves on the Board of Directors of Ulta Cosmetics Inc. Mr. Philippin is also a Certified Public Accountant and received a Bachelor’s Degree from Columbia School of Engineering and Applied Sciences.

J. Hugh MacDiarmid has been a member of the Board of Directors of ALH since July 26, 2007. Mr. MacDiarmid is currently the President and CEO of Atomic Energy of Canada Limited. Mr. MacDiarmid was the Managing Director of Holden Railway Equipment Corp. from 2005 to 2008. From 2003 through 2005, Mr. MacDiarmid was President and CEO of Laidlaw Transit Inc. From 2001 through 2003, Mr. MacDiarmid was President of Killin Management Corporation. From 1995 through 2001, Mr. MacDiarmid was an Executive Vice-President of Canadian Pacific Railway. Prior to 1995, Mr. MacDiarmid held various executive management positions and was a principal of McKinsey & Company. Mr. MacDiarmid is a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from Stanford University.

Board of Directors Committees

Alliance Laundry is a limited liability company, and the ultimate function of our Board of Directors is fulfilled by the Board of Directors of ALH which is the single managing member of Alliance Laundry’s parent, Alliance Laundry Holdings LLC.

The audit committee of the Board of Directors is comprised of Messrs. Charles J. Philippin, Lee L. Sienna and Shael J. Dolman. Messrs. Philippin, Sienna and Dolman qualify as “audit committee financial experts,” as defined by Securities and Exchange Commission Rules, based on their education, experience and background. Mr. Philippin serves as the committee chair and is an independent member of the Board of Directors. The audit committee will, among other things, recommend the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

The compensation committee of the Board of Directors (the “Compensation Committee”) is comprised of Messrs. Lee L. Sienna and Shael J. Dolman. The Compensation Committee will, among other things, review and approve the compensation and benefits of our executive officers, authorize and ratify stock option grants and other incentive arrangements, and authorize employment and related agreements.

The charters of the audit committee and the Compensation Committee are available at www.comlaundry.com (investor section).

Board of Directors and Officers of Alliance Laundry Corporation

Upon the consummation of the Transactions, Mr. L’Esperance was appointed the sole member of the Board of Directors of ALC, and Lee L. Sienna and Shael J. Dolman were appointed the President and Secretary of ALC, respectively. On February 28, 2005 Bruce P. Rounds and Scott S. Spiller were appointed Vice President Chief Financial Officer and Assistant Secretary of ALC, respectively.

Code of Ethics

On February 28, 2005 ALH, ALC and the manager and sole member of each of Alliance Laundry Holdings LLC and of Alliance Laundry Systems LLC adopted a code of ethics (“Code”) that applies to our Board of Directors of ALH and the officers of ALH and its subsidiaries, including our principal executive officer, principal financial officer, principal accounting manager and controller of ALH and all of its subsidiaries. This Code supersedes the code of ethics adopted by the Board of Managers of Alliance Laundry Holdings LLC on March 4, 2004. We filed the Code as Exhibit 14.1 to our Annual Report on Form 10-K for 2005, posted it on our Internet web site at www.comlaundry.com (investor section) and it is available to any person upon request by calling 920-748-3121.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We believe that a skilled and motivated team of senior executives is essential to building and maintaining a successful company. As a leader in the North American and European stand-alone commercial laundry equipment industry, we also understand that our senior executives are highly sought after. Therefore, our executive compensation program has been designed to attract, motivate, reward, and retain the management deemed essential to achieve our Company objectives, business strategy and financial performance. Our executive compensation program objectives are: (1) to reward executives and key employees for the enhancement of stockholder value; (2) to support an environment that rewards performance with respect to our goals, as well as our performance relative to industry competitors; (3) to integrate compensation programs with our short and long-term strategic plans; (4) to attract and retain key executives critical to our long-term success; and (5) to align the interests of our executives with the long-term interests of our owners through award opportunities that can result in ownership of stock.

Setting Executive Compensation

The Compensation Committee is responsible for establishing the Company’s general compensation philosophy and, in consultation with senior management, overseeing the development and implementation of compensation programs. The Compensation Committee is appointed annually by our Board of Directors and operates pursuant to a Charter, which is available at www.comlaundry.com (investor section). Annually the Compensation Committee authorizes the compensation of the Chief Executive Officer, and reviews and approves the compensation of the other executive officers to ensure that compensation levels and benefits are competitive and reasonable using the program objectives described above. The particular elements of the compensation programs for our executive officers are set forth in more detail below.

The Compensation Committee utilizes publicly available compensation information and surveys to make informed decisions regarding pay and benefit practices. Salary, benefit and financial performance data prepared by management is also used to periodically ensure that executive compensation is market competitive and aligned with Company goals. We do not retain compensation consultants to advise the Compensation Committee on compensation matters. While we do not set compensation at set percentage levels compared to the market, we do seek to provide salary, incentive compensation opportunity and benefits that fall within the average practice of other comparable industrial companies of similar size and complexity.

Components of 2008 Executive Compensation

For the year ended December 31, 2008 the principal components of compensation for the named executive officers were:

•	Base salary

•	Annual incentives

•	Retention bonuses

•	Long-term cash and equity incentives

•	Severance agreements

•	Retirement and savings benefits

•	Other employee benefits

Base Salary. In our review of base salaries for executives, we primarily consider:

•	Publicly available market data and analyses prepared by management;

•	Internal review of each executive officer’s compensation, both individually and relative to other executive officers; and

•	Individual performance of the executive.

We consider changes in the base salaries of executive officers at least annually. Decisions to increase or decrease an executive’s compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) market surveys or other market data which may indicate that compensation is not competitive.

Jean-Marc Vandoorne, our Senior Vice President Sales, EMEA & Asia, is compensated in EUROS. Unless otherwise indicated, all amounts paid to Mr. Vandoorne as disclosed in this Item 11 have been translated to U.S. dollars based on the average monthly conversion rate as provided by Pacific Exchange Rate Service. In addition, as discussed above, Mr. Vandoorne’s consulting services are compensated by Alliance through his management company, JM Vandoorne BVBA. As such, amounts due in respect of Mr. Vandoorne’s services are paid to JM Vandoorne BVBA and subsequently applied to applicable expenses incurred by the management company.

The base salaries for our named executive officers for the following fiscal years ended December 31 were as follows:

	2008	2007	% Change
Thomas F. L’Esperance	$397,512	$397,512	0.0% increase
Michael D. Schoeb	$330,750	$330,750	0.0% increase
Bruce P. Rounds	$240,065	$206,952	16.0% increase
Jean-Marc Vandoorne	$344,379	$374,998	8.2% decrease
Jeffrey J. Brothers	$218,078	$201,924	8.0% increase

Mr. Vandoorne’s base compensation at December 31, 2008 and at December 31, 2007 was EUR 255,396. The percentage decrease reflected above is due to the conversion of EUROS to U.S. dollars, which was affected by a strengthening U.S. dollar from 2007 to 2008.

Annual Incentives. From time to time, we award discretionary bonuses to our executive officers and key employees in the form of annual cash bonuses relating to operational achievements during the prior year. Annual incentives are at the discretion of the Compensation Committee and generally relate to the successful completion of Board of Directors approved programs that are in support of our business strategies. For 2008 and 2007, no discretionary bonuses were awarded to our U.S. named executive officers. Annual discretionary bonuses are an important component of rewarding each executive’s individual performance in light of our business performance, as well as to provide an overall competitive compensation package.

In awarding annual discretionary bonuses, we consider the following factors:

•	Internal program review as presented by senior management;

•	Individual performance of the executive or key employee; and

•	Our overall Company performance.

Retention Bonuses. In connection with the CLD Acquisition, we entered into a retention bonus agreement with Mr. Jean-Marc Vandoorne. In accordance with the retention bonus agreement, Mr. Vandoorne received a payment of EUR 217,600 (USD $319,502) in October of 2007 and a final payment of EUR 217,600 (USD $288,690) in October of 2008. We entered into a retention bonus agreement with Mr. Vandoorne in order to encourage business continuity with this top executive from CLD during the two-year period following the Alliance Acquisition, and to recognize and reward the executives dedication and commitment to us during this two-year transition period. Final payments under this Retention Bonus Program were paid in October 2008.

Long-Term Cash and Equity Incentives. We maintain an annual bonus plan (“Annual Bonus Plan”) that provides for cash incentive awards to be made to executive officers and key employees upon our Company’s attainment of pre-set Adjusted EBITDA targets, as well as other specified objectives. For the definition of Adjusted EBITDA see “Item 7 – Liquidity and Capital Resources under EBITDA and Adjusted EBITDA.” The pre-set Adjusted EBITDA targets are established annually, in the Compensation Committee’s discretion, as soon as practical after the Board of Directors approves the Company’s budget for a fiscal year. The Compensation Committee establishes a target amount for each executive officer as the cash incentive award for 100% attainment of the pre-set Adjusted EBITDA target. Awards are normally paid in cash in a lump sum following the close of each plan year. Executive officers must be employed on the last day of a plan year to receive an award. However, the plan provides for proration of awards in the event of certain circumstances such as the executive’s termination without cause, death, disability or retirement. No cash incentives were awarded to the executive officers for 2007 and 2006 under the Annual Bonus Plan as the Company’s actual financial performance was below the minimum threshold Adjusted EBITDA amount. The minimum threshold Adjusted EBITDA amount for 2008 was pre-set at an Adjusted EBITDA target of $76.6 million, with certain adjustments if commodity prices change significantly. We believe the focus on Adjusted EBITDA growth and other identified strategic business objectives as approved by the Board of Directors closely ties this element of executive compensation to our long-term objective to increase shareholder value.

The 2008 estimated payments under the Annual Bonus Plan for our named executive officers are as follows:

2008
Thomas F. L’Esperance	$449,149
Michael D. Schoeb	$186,863
Bruce P. Rounds	$108,503
Jean-Marc Vandoorne	$92,759
Jeffrey J. Brothers	$94,869

Executive officers also participate in the ALH Holding Inc. Stock Incentive Plan, under which we, at the Compensation Committee’s discretion, grant nonqualified and incentive stock options to our executive officers. We believe the use of stock options is intended to provide incentives to our executive officers to work toward the long-term growth of the Company by providing them with a benefit that will increase only to the extent the value of our common stock increases. The determination of the number of shares granted is based on the level and expected contribution of the executive officer. Under the plan, 64,675 nonqualified stock options were granted to the named executive officers based on stock option agreements executed in 2005. Sixty percent (60%) of these stock options for the named executive officers were time-based, i.e., they vest in annual equal installments over a five-year period. Forty percent (40%) of the options were performance-based, i.e., they vest in five annual installments if certain annual or cumulative earnings targets are met during fiscal years 2005 through 2009. Under the plan, an additional 19,541 nonqualified stock options were granted to Mr. Schoeb in 2008 with similar terms, which vest during fiscal years 2009 through 2013. We believe that this plan and the grant of time-based and performance-based stock options will (1) motivate superior executive performance by means of service and performance related incentives, (2) appropriately align the interests of the executives with the interests of the Company’s shareholders, and (3) enable us to attract and retain the services of a highly effective management team.

Retirement Benefits. Each of the named U.S. executive officers participates in the Alliance Laundry Systems Pension Plan (the “Pension Plan”), which is a qualified, non-contributory defined benefit cash balance plan, that covers all of our U.S. employees other than hourly employees hired on or after December 31, 2006. The pension plan was frozen effective January 1, 2009 for all salaried employees. No salaried employees hired on or after January 1, 2008 are eligible to participate in the pension plan. Prior to January 1, 2008 for eligible salaried employees under the Pension Plan, an account was established for each participant in which pay credits and interest credits are earned, based on a percentage of the participant’s compensation, which is adjusted for age and years of service. Compensation included base salary, bonuses, awards, commissions, supervisory differentials and shift premiums, capped at the applicable IRS annual dollar limits. Effective January 1, 2009, only interest credits are earned on account balances. A participant’s accrued benefits under the Pension Plan vest after five years of service. Upon retirement or termination of employment, a salaried participant has the option to either (1) receive payment as a lump sum or one of the monthly annuity options or (2) leave the vested account balance in the Pension Plan (where it will continue to earn interest) until a later date. Benefit payments must begin by April 1 of the year following the year the participant reaches age 70 1/2.

In addition, substantially all of the U.S. salaried employees, including our named executive officers, participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”) 401(k) plan. Under this plan, employees are permitted to defer up to 50% of their compensation (capped at the applicable IRS annual dollar limits) and we provide a matching contribution equal to 100% of the first 6% of the employee’s contributions. Matching contributions vest after three years of service. Prior to January 1, 2008, the Company match was limited to 50% of the first 6% of the employee’s contributions.

We believe that these retirement benefits comprise an important component in our objective of retaining our highly performing executives while attracting additional highly qualified employees in the future.

Severance Benefits. We provide severance benefits to each of our named executive officers, as well as other members of our senior management. Mr. L’Esperance’s right to a severance benefit is provided in his employment agreement. In addition, each of Messrs. Rounds, Schoeb, Vandoorne and Brothers has an executive severance protection agreement with us. The severance agreements for the named U.S. executive officers, which are described in more detail below under “Severance and Change in Control Arrangements,” generally provide for continued salary and health, dental and welfare benefits, as well as additional bonus, in the event that an executive is involuntarily terminated without cause (or, in the case of Mr. L’Esperance, due to death, permanent disability or permanent incapacity). The severance arrangements allow our executives to act in the best interest of our shareholders while mitigating the distraction of personal concerns, such as potential loss of employment, which may arise from their decisions.

Other Employee Benefits. We provide to the named U.S. executive officers, standard health, dental, life insurance and other welfare benefits. We believe that providing competitive employee benefits is an important component in our objective of retaining our high-performing executives while attracting other highly qualified employees in the future.

Stock Ownership

We encourage our executive officers and key employees to own shares of ALH. In connection with the Alliance Acquisition, each of the named executive officers, as well as other members of our senior management, has purchased shares of common stock of ALH under our Stock Purchase and Rollover Investment Plan, which was adopted on January 27, 2005. In addition, the stockholders agreement executed in connection with the Alliance Acquisition gives the executive officers and certain other designated management members a preemptive right to purchase, at fair market value, additional shares of our common stock in any new issue in order to maintain their ownership percentage of our common stock. Consistent with this preemptive right, on July 14, 2006 and January 23, 2008 we completed a management offering for participants in our Stock Purchase and Rollover Investment Plan. Under these offerings, our named executive officers purchased, at fair market value, an additional 13,305 shares and 5,009 shares of our common stock, respectively. Additional information about the executive officers’ current stock ownership of ALH is available under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” We believe that stock ownership serves to attract and retain executives as well as align their interests with the long-term interests of our owners.

Tax and Accounting Considerations

Deductibility of Executive Compensation

We generally structure all our compensation programs so that they are deductible for federal income tax purposes. We are not currently subject to the deduction limitations of Section 162(m) of the Internal Revenue Code of 1986.

Accounting for Stock-Based Compensation

The expenses associated with the stock options issued by us to our executive officers and other key employees are reflected in our financial statements. In the fourth quarter of calendar year 2005, the Company began accounting for these stock-based payments in accordance with the requirements of SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. For further discussion see Item 8 - Note 3 “Significant Accounting Policies” under the heading “ALH Stock Option Plan.” We previously accounted for these awards using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, we did not recognize compensation expense for the options granted because the options had an exercise price equal to their fair market value on the date of grant.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lee L. Sienna, Chair

Shael J. Dolman

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)		(c)	(d)	(f)	(g)	(h)	(i)	(j)
Thomas F. L’Esperance	2008		397,512	—	314,627	449,149	29,537	16,572	1,207,397
Chief Executive Officer,	2007		397,512	1,252,800	160,000	—	30,091	8,556	1,848,959
Director	2006		369,400	384,072	(18,500)	—	27,298	8,106	770,376

Michael D. Schoeb	2008		330,750	—	117,806	186,863	13,874	14,430	663,723
President and Chief Operating	2007	(5)	58,941	—	—	—	—	932	59,873
Officer	2006		—	—	—	—	—	—	—

Bruce P. Rounds	2008		231,786	—	248,932	108,503	32,097	14,624	635,942
Vice President,	2007		206,952	185,600	76,800	—	33,428	6,926	509,706
Chief Financial Officer	2006		186,620	92,000	(8,880)	—	30,138	6,224	306,102

Jean-Marc Vandoorne	2008		375,410	288,690	—	92,759	—	—	756,859
Senior Vice-President,	2007		333,141	407,786	—	—	—	—	740,927
Sales, EMEA & Asia	2006	(6)	140,918	—	—	—	—	—	140,918

Jeffrey J. Brothers	2008		214,039	—	248,932	94,869	45,681	14,978	618,499
Senior Vice President,	2007		201,924	203,000	81,600	—	52,098	8,055	546,677
Sales, North America	2006		186,424	67,000	(9,435)	—	46,205	7,397	297,591

(1)	A total of 19,541 stock options were granted in 2008 to Mr. Schoeb, in accordance with his employment agreement. No stock options were granted in 2007 to the named executive officers. As discussed below under “ALH Stock Option Plan,” options were granted in 2005 to the named executive officers and other key employees, with a portion of the stock options vesting in annual installments and a portion vesting if certain annual or cumulative earnings targets are met during fiscal years 2006 through 2009. The total number of options granted to the named executive officers that vested during 2008 was 7,761. The amount shown in column (f) is the dollar amount that was recognized in 2008 in accordance with FAS 123R under the intrinsic value method, which is further discussed in Note 20 to our consolidated financial statements.
(2)	No compensation was earned under the Annual Bonus Plan with respect to fiscal year 2007 and 2006.
(3)	Change in pension value reflects the difference between the executive’s cash balance account as of December 31, 2007 and December 31, 2008, which are the relevant measurement dates used by the plan for financial reporting purposes. The change is attributable to annual pay credits (including supplemental pay credits) and interest credits. There are no above-market or preferential earnings on any deferred compensation accounts.
(4)	All other compensation includes matching contributions related to contributions made by the named executive officers to the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”) 401(k) plan and Company paid life insurance for the benefit of the named executive officers. Additionally, for Mr. Schoeb, all other compensation includes reimbursement for duplicate housing costs.
(5)	Mr. Schoeb commenced employment with the Company on October 28, 2007. Salary amounts shown herein represent salary earned in 2007. Mr. Schoeb’s base salary at December 31, 2007 was $330,750.
(6)	Mr. Vandoorne commenced employment with the Company in July 2006 in conjunction with the CLD Acquisition. Salary amounts shown herein represent salary earned in 2006. Mr. Vandoorne’s base salary at December 31, 2006 was $313,819.

Grants of Plan-Based Awards for Fiscal Year 2008

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
(a)	(c)	(d)	(e)
Thomas F. L’Esperance	—	397,500	596,250
Michael D. Schoeb	—	165,375	248,063
Bruce P. Rounds	—	96,026	144,039
Jean-Marc Vandoorne	—	82,088	123,132
Jeffrey J. Brothers	—	83,960	125,940

(1)	The figures in these columns are estimates prepared in accordance with applicable disclosure requirements. See the “Compensation Discussion and Analysis, Long-Term Cash and Equity Incentives,” for a detailed description of the Annual Bonus Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unearned (4)	Option Exercise Price (5) ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Thomas F. L’Esperance Units Awarded in 2005	—	7,800	13,000	100.00	1/27/2015

Michael D. Schoeb Units Awarded in 2008	—	11,725	7,816	130.19	1/31/2018

Bruce P. Rounds Units Awarded in 2005	5,616	3,744	6,240	100.00	1/27/2015

Jean-Marc Vandoorne Units Awarded	—	—	—	—	N/A

Jeffrey J. Brothers Units Awarded in 2005	5,967	3,978	6,630	100.00	1/27/2015

(1)	Option awards in the table describe nonqualified stock options granted under the ALH Holding Inc. Stock Incentive Plan. For Messrs. L’Esperance, Rounds and Brothers, sixty percent (60%) of these stock options were time-based, i.e., they vest in annual equal installments over a five-year period between January 27, 2006 and January 27, 2010. Forty percent (40%) of the options were performance-based, i.e., they vest in five annual installments between January 27, 2006 and January 27, 2010 if certain annual or cumulative EBITDA targets are met during fiscal years 2005 through 2009. Specifically, for each fiscal year, one-fifth of the stock options vest if the annual EBITDA target is met. If the annual EBITDA target is not met in a given fiscal year, the stock options may still vest on a “catch-up” basis if the cumulative EBITDA target is met for a subsequent fiscal year. The annual and cumulative EBITDA targets were pre-set at the time the stock options were granted. The stock options will accelerate if the Company experiences a change in control, as described below under “Severance and Change of Control Arrangements.” During 2008, Mr. L’Esperance exercised 11,700 stock options. No other stock options have been exercised as of December 31, 2008. The options for Mr. Schoeb are similarly structured but vest between January 27, 2008 and January 27, 2013.
(2)	This column represents the number of time-based stock options that had vested and remain outstanding as of December 31, 2008.
(3)	This column represents the number of time-based stock options that had not vested as of December 31, 2008.
(4)	This column represents the number of performance-based stock options that have not yet been earned by the named executive officers. Because none of the EBITDA targets have been met since the granting of the options, none of these options have vested (or been “earned”) to date. However, as described in Footnote 1 to this table, these options may still vest on a “catch-up” basis.
(5)	The exercise price for the options is equal to the grant date fair market value of a share of ALH common stock.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Thomas F. L’Esperance	Pension Plan	10	200,442	—
Michael D. Schoeb	Pension Plan	—	13,874	—
Bruce P. Rounds	Pension Plan	18	261,971	—
Jean-Marc Vandoorne	Pension Plan	—	—	—
Jeffrey J. Brothers	Pension Plan	29	530,389	—

(1)	The present value of accumulated benefit equals the value the executive’s cash balance account earned as of December 31, 2008 which is the relevant 2008 measurement date used by the plan for financial reporting purposes.

The Alliance Laundry Systems Pension Plan (the “Pension Plan”) is a qualified, non-contributory defined benefit cash balance plan. The Pension Plan presently covers all U.S. employees other than hourly employees hired on or after December 31, 2005 and salaried employees hired on or after January 1, 2008. Substantially all of our eligible salaried employees, including our executive officers, participate in the Pension Plan. The cost of the pension plan is borne entirely by us. Under the provisions of the Pension Plan for salaried employees, a cash balance account is established for each participant in which annual pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a percentage of the participant’s compensation adjusted for age and years of service in accordance with the following table:

Pension Plan Pay Credits Table
Total of Age and Years of Service	Base Remuneration Credit Rates
Less than 45	3.0%
45 but less than 50	3.5%
50 but less than 55	4.0%
55 but less than 60	4.5%
60 but less than 65	5.0%
65 but less than 75	6.0%
75 but less than 85	7.0%
85 or more	8.0%

In addition, a supplemental pay credit is earned on remuneration in excess of $62,165 (indexed for years after 2006) at the lesser of 5% or the percentage used per the above table. Effective January 1, 2009, the Pension Plan has been frozen and will no longer provide annual pay credits. A participant’s account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1%, which was 4.34% for 2008. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $230,000 in 2008. Compensation includes base salary, bonuses, awards, commissions, supervisory differentials and shift premiums, but is capped at the applicable IRS annual dollar limits. A participant’s accrued benefit under the Pension Plan vests after five years of service (effective January 1, 2009, a salaried employee vests after three years of service). Upon retirement or termination of employment, a salaried participant has the option to either (1) receive payment as a lump sum or one of the monthly annuity options or (2) leave the vested account balance in the Pension Plan (where it will continue to earn interest) until a later date. Benefit payments must begin by April 1 of the year following the year the participant reaches age 70 1/2.

Substantially all of the salaried employees, including our executive officers, participate in our ALCAP 401(k) plan. Under this plan, employees are permitted to defer up to 50% of their compensation (capped at the applicable IRS annual dollar limits) and we provide a matching contribution equal to 100% of the first 6% of the employee’s contributions. Matching contributions vest after three years of service. Prior to January 1, 2008, the Company match was limited to 50% of the first 6% of the employee’s contributions.

Severance and Change in Control Arrangements

Severance Benefits

The Company provides severance benefits to each of its named executive officers, as well as other members of its senior management. Mr. L’Esperance’s right to a severance benefit is provided in his employment agreement with the Company. In addition, each of Messrs. Rounds, Schoeb, Vandoorne and Brothers has an executive severance protection agreement with the Company.

In the event that Mr. L’Esperance is terminated by the Company without cause or due to death, permanent disability or permanent incapacity, he is entitled to receive (1) 24 months of continued base salary, (2) an amount equal to his bonus for the fiscal year prior to the year of termination, (3) a pro-rated bonus for the fiscal year in which the termination occurred, and (4) 24 months of continued medical, dental and health benefits. If Mr. L’Esperance is terminated by the Company due to death, permanent disability or permanent incapacity, Mr. L’Esperance is entitled to receive the same benefits except for the prior fiscal year bonus amount. Mr. L’Esperance is subject to two-year non-competition and non-solicitation covenants, as well as a confidentiality covenant, which are conditions to his receipt of the severance benefits.

In the event that any of Messrs. Rounds, Schoeb, Vandoorne (services agreement) and Brothers is terminated by the Company without cause, he is entitled to receive 12 months of continued base salary. Messrs. Rounds, Schoeb, and Brothers are also entitled to 12 months of continued medical, dental and health benefits, and a pro-rated bonus for the fiscal year in which the termination occurred. The executives are subject to one-year non-competition and non-solicitation covenants, which are conditions to their receipt of the severance benefits.

The table below reflects estimated severance benefits which each named U.S. executive officer would be entitled to receive, had a qualifying termination occurred on December 31, 2008. The amounts shown are estimates prepared in accordance with applicable disclosure requirements and do not necessarily reflect the actual amounts that would be paid to the executives, which would only be known upon an actual qualifying termination.

	Continued Salary ($)	Bonus ($)	Medical, Dental and Health Benefits ($)	Total ($)
Thomas F. L’Esperance	795,024	397,500	30,877	1,223,401
Michael D. Schoeb	330,750	165,375	15,438	511,563
Bruce P. Rounds	240,065	96,026	15,438	351,529
Jean-Marc Vandoorne	344,379	—	—	344,379
Jeffrey J. Brothers	218,078	74,000	15,438	307,516

Change in Control Benefits

Although the service-based stock options granted to the executive officers under the ALH Holding Inc. Stock Incentive Plan become exercisable ratably over a five-year period, in the event of a change in control, all of the options, whether exercisable or unexercisable, are cancelled in exchange for a cash payment equal to the difference between the change in control consideration over the exercise price. Performance-based options that are exercisable at the time of a change in control are also cashed out in a change in control. However, this cash settlement treatment is subject to the right of the Compensation Committee to determine, in good faith, that the successor employer should instead assume the options or provide substitute options. In addition, accelerated vesting and cash settlements are limited to the extent necessary to prevent an executive from being subject to “golden parachute” excise taxes under Section 280G and 4999 of the Internal Revenue Code. For purposes of this plan, a “change in control” is generally defined as the sale, exchange, transfer or disposition to one or more non-affiliated persons of (i) more than 50% of the common stock of ALH beneficially owned by OTPP,

(ii) more than 50% of all assets of ALH and its majority-owned subsidiaries. Any unvested options still outstanding following a change in control will be cancelled in accordance with the terms of the plan and the relevant stock option agreements.

The Company does not have any other change in control arrangements with its executive officers.

Director Compensation

Compensation of Directors

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lee L. Sienna	$—	$—	$—	$—	$—	$—	$—

Shael J. Dolman	—	—	—	—	—	—	—

Thomas F. L’Esperance	—	—	—	—	—	—	—

Charles J. Phillipin	51,000	—	—	—	—	—	51,000

J. Hugh MacDiarmid	33,750	—	—	—	—	—	33,750

Mr. Philippin is paid a fee of $30,000 per year as an independent member of the Board of Directors and a fee of $10,000 per year for his role as audit committee chair. In addition, Mr. Philippin is paid a meeting fee of $1,250 for each board meeting attended and $1,000 for each audit committee meeting attended plus reimbursable travel expenses. In 2008 Mr. Philippin received $51,000 in director fees and was reimbursed $7,907 for travel and related expenses for a total of $58,907 in director’s fees and reimbursable expenses. Mr. MacDiarmid is paid a fee of $30,000 per year as an independent member of the Board of Directors. In addition, Mr. MacDiarmid is paid a meeting fee of $1,250 for each board meeting attended plus reimbursable travel expenses. In 2008 Mr. MacDiarmid received a total of $33,750 in director’s fees. Messrs. Sienna, Dolman and L’Esperance, as non-independent directors, receive no fees, but all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. The Compensation Committee reviews director compensation from time to time and is responsible for recommending appropriate increases in such compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Sienna and Dolman, with Mr. Sienna acting as chair. Messrs. Sienna and Dolman serve as President and Secretary, respectively, of ALH and ALC. There are no other items to report related to Compensation Committee interlocks or insider participation relationships with the Company by its members.

No executive officer of the Company served as a member of the Compensation Committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company. No executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company. No executive officer of the Company served as a member of the Compensation Committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALH indirectly owns all of the outstanding equity interests of Alliance Laundry. The following table sets forth the beneficial ownership as of March 9, 2009 of ALH, of:

•	each person or entity known to us to own 5% or more of ALH common stock;

•	each member of ALH’s Board of Directors;

•	each of our named executive officers; and

•	all members of ALH’s Board of Directors and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 9, 2009 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Alliance Laundry Systems LLC, P.O. Box 990, Shepard Street, Ripon, Wisconsin 54971.

	Common Stock
	Number of Shares Beneficially Owned (1)	Percentage of Shares Owned (1)
OTPP	1,294,259	90.0%

Thomas F. L’Esperance	54,156	3.8

Michael D. Schoeb	6,954	0.5

Bruce P. Rounds	17,128	1.2

Jean-Marc Vandoorne	2,748	0.2

Jeffrey J. Brothers	19,325	1.3

All employee directors and executive officers as a group(2)	148,994	10.0

Shael J. Dolman(3)(4)	1,294,259	90.0

Lee L. Sienna(3)(4)	1,294,259	90.0

(1)	The number of shares beneficially owned by the executives named in this table, as well as the corresponding percentage of shares owned, includes the management equity that such executives, or individual retirement accounts owned by such executives or their spouses, acquired in connection with the consummation of the Transactions and subsequent equity offerings. For each individual named in this table, the number of shares beneficially owned, as well as the corresponding percentage of shares owned, also includes vested stock options.

(2)	Does not include the shares of ALH common stock held by OTPP with respect to which Messrs. Dolman and Sienna may be deemed to have the power to dispose as described in footnote (4) below.
(3)	The address of each of Messrs. Dolman and Sienna is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.
(4)	Represents the shares of ALH common stock held by OTPP. Messrs. Dolman and Sienna may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the Board of Directors of OTPP, and each expressly disclaims beneficial ownership of such shares.

DESCRIPTION OF CAPITAL STOCK

All of Alliance Laundry’s issued and outstanding equity interests are owned by Alliance Holdings and all of Alliance Holdings’ equity interests are owned by ALH. The following is a summary description of ALH’s capital stock and certain terms of its second amended and restated certificate of incorporation and its amended and restated by-laws, which became effective upon the consummation of the Transactions.

Authorized Capitalization

ALH’s authorized capital stock as of March 9, 2009 consists of:

•	2,000,000 shares of common stock, par value $0.01 per share of which 1,438,426 were issued and outstanding and of which 1,437,026 shares were issued to OTPP and members of our current management, and 124,894 stock options related to the right to acquire shares of which 121,852 have been granted to certain members of current management; and

•	50,000 shares of preferred stock, par value $0.01 per share, of which no shares are issued and outstanding.

The rights and privileges of holders of the common stock are subject to any series of preferred stock that ALH may issue in the future and to the amended stockholders agreement. See Item 13, “Certain Relationships and Related Transactions—Stockholders Agreement.”

Common Stock

Voting. Except as otherwise required by Delaware law, at every annual or special meeting of stockholders, every holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders and do not have cumulative voting rights.

Dividends. Holders of common stock are entitled to receive proportionately any dividends that may be declared by the Board of Directors of ALH, subject to the preferences and rights of any shares of preferred stock.

Board of Directors. The amended and restated by-laws of ALH provide that the Board of Directors of ALH initially consists of three members, each of whom was elected by the holders of the outstanding common stock of ALH. The amended and restated certificate of incorporation and the amended and restated by-laws provide that the number of directors is fixed and may be increased or decreased from time to time by OTPP, but the Board of Directors will at no time consist of fewer than three directors. The amended and restated certificate of incorporation provides that no director will be personally liable to ALH or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent that this limitation on or exemption from liability is not permitted by the Delaware General Corporation Law (the “DGCL”) and any amendments to that law. ALH’s organizational documents include provisions that eliminate, to the extent allowable under the DGCL, the personal liability of directors or officers for monetary damages for actions taken as a director. They also provide that ALH must indemnify directors and officers against, and if such indemnification is unavailable, advance to directors and officers expenses incurred in defending against certain such actions against such persons. ALH is also expressly authorized to carry directors’ and officers’ insurance for its directors and officers for some liabilities. See “Voting Agreements” below.

Voting Agreements. In connection with the consummation of the Alliance Acquisition, ALH entered into a stockholders agreement with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The stockholders agreement provides that Thomas F. L’Esperance will be a member of the Board of Directors of ALH for so long as he serves as the Chief Executive Officer. OTPP has the right to designate a majority of the other directors. The stockholders agreement provides that the other parties to the stockholders agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP. See Item 13, “Certain Relationships and Related Transactions – Stockholders Agreement.”

Preferred Stock

ALH’s amended and restated certificate of incorporation provides that it may issue shares of its preferred stock in one or more series as may be determined by its Board of Directors. ALH’s Board of Directors has broad discretionary authority with respect to the rights to issue series of its preferred stock and may take several actions without any vote or action of the holders of its common stock, including:

•	determining the number of shares to be included in each series;

•	fixing the designation, powers, preferences and relative rights of the shares of each series and any qualifications, limitations or restrictions with respect to each series, including provisions related to dividends, conversion, voting, redemption and liquidation, which may be superior to those of ALH’s common stock; and

•	increasing or decreasing the number of shares of any series of preferred stock.

The authorized shares of ALH’s preferred stock, as well as shares of its common stock, are available for issuance without action by its common stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which its securities may be listed or traded.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Concurrent with the closing of the Alliance Acquisition, ALH entered into a stockholders agreement (the “Stockholders Agreement”) with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The Stockholders Agreement provides that the Chief Executive Officer of ALH will be a member of the Board of Directors of ALH. OTPP has the right to designate the other directors. The Stockholders Agreement provides that the other parties to the Stockholders Agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP.

The Stockholders Agreement contains customary terms, including, among other things, terms regarding transfer restrictions, tag-along rights, drag-along rights, calls and preemptive rights. The Stockholders Agreement generally restricts the transfer of shares of common stock owned by the employees and the entities affiliated with such employees, or collectively, the management stockholders, who are or who become parties to the agreement. Exceptions to this restriction include transfers for estate planning purposes or to family members, so long as the transferee agrees to be bound by the terms of the Stockholders Agreement.

In addition, the management stockholders have “tag-along” rights to sell their shares on a pro rata basis with OTPP in sales to third parties at any time after the six month anniversary of the Alliance Acquisition, subject to certain exceptions. Similarly, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to an independent third party in a liquidity event (as defined in the Stockholders Agreement). The management stockholders are subject to “call” rights, which entitle ALH to require a management stockholder to sell ALH shares of common stock held by such management stockholder, upon any termination of the employment of the management stockholder, or the employee affiliated with such stockholder, with ALH or its subsidiaries, at differing prices, depending upon the circumstances of the termination. The Stockholders Agreement also contains a provision that requires ALH to offer the management stockholders, as long as such management stockholder or the employee affiliated with such management stockholder is employed by ALH or its subsidiaries at such time, the right to purchase equity securities of ALH in a new issuance to OTPP on a pro rata basis, subject to certain exceptions. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an initial public offering (as defined in the Stockholders Agreement).

Registration Rights Agreement

Concurrently with the closing of the Alliance Acquisition, ALH entered into a registration rights agreement with OTPP and the parties to the Stockholders Agreement. Pursuant to this agreement, OTPP has the right to make an unlimited number of requests that ALH register its shares under the Securities Act at ALH’s expense. In any demand registration, all of the parties to the registration rights agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, in the event that ALH proposes to register any of its shares (other than registrations related to benefit plans and certain other exceptions), all of the holders of registration rights under the agreement have the right to include their shares in the registration statement at ALH’s expense, subject to certain conditions. In connection with all such registrations, ALH has agreed to indemnify all holders of registration rights under the agreement against certain liabilities, including liabilities under the Securities Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2008 the audit committee pre-approved the continuation of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, for audit, audit related and tax related services.

Aggregate fees billed to us during the fiscal years ending December 31, 2008 and 2007, by our principal accounting firm, PricewaterhouseCoopers LLP, are set forth in the table below. All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Alliance by its independent auditor must be pre-approved by the Board of Directors. All audit and non-audit services provided by PricewaterhouseCoopers LLP during 2008 were pre-approved by the Board of Directors.

	2008	2007
	(in thousands)
Audit Fees(1)	$696.8	$981.9
Audit-related Fees(2)	381.2	271.9
Tax Fees(3)	316.8	182.2
All Other Fees(4)	1.5	4.7

Total	$1,396.3	$1,440.7

(1)	Includes the aggregate fees associated with the annual audit and quarterly reviews billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our Annual Reports on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by PricewaterhouseCoopers LLP. The audit-related fees include out-of-pocket expenses incurred by PricewaterhouseCoopers LLP while completing the financial statement audit. The audit-related fees for 2007 include services for consultations concerning acquisition related matters and related reporting standards and consultation regarding matters related to the ALERT2005 financing facility.
(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	Includes the aggregate fees billed in each of the last two fiscal years for services provided by PricewaterhouseCoopers LLP, other than those services described above. Other fees in 2008 and 2007 relate to software subscriptions and technical accounting seminars.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules.”

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits.”

(b) Exhibits – The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits.”

(c) Financial Statement Schedules – The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 9th day of March 2009.

Signature	Title	Date

/s/ Thomas F. L’Esperance	Chief Executive Officer	3/9/09
Thomas F. L’Esperance

/s/ Bruce P. Rounds	Vice President Chief Financial Officer	3/9/09
Bruce P. Rounds

Date: March 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 9, 2009, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Thomas F. L’Esperance
Thomas F. L’Esperance Chief Executive Officer

/s/ Lee L. Sienna
Lee L. Sienna Director

/s/ Shael J. Dolman
Shael J. Dolman Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders, proxy statements or forms of proxies or other proxy soliciting materials have been or will be sent to any of the Registrant’s stockholders.

Item 15(a)(1), (2) and (3), and (b)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules:

The following consolidated financial statement schedule of Alliance Laundry Holdings LLC is included in Item 15(a),

Schedule II Valuation and Qualifying Accounts	109

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEX TO EXHIBITS:

Exhibit	Description	Incorporated Herein By Reference To
2.1	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, by and among ALH Finance LLC, Alliance Laundry Systems LLC and ALH Holding Inc.	Exhibit 2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

2.2	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, between ALH Finance Corporation and Alliance Laundry Corporation.	Exhibit 2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1	Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.3 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857-2)

3.1.1	Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.3	Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1.3 to Alliance Laundry Systems LLC’s Form S-4, Amendment No. 1, dated July 2, 1998 (file no. 333-56857-2)

3.1.4	Certificate of Amendment to Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.5	Certificate of Merger of ALH Finance LLC with and into Alliance Laundry Systems LLC.	Exhibit 3.1.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.6	Amended Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.1.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.7	Certificate of Merger of ALH Finance Corporation with and into Alliance Laundry Corporation.	Exhibit 3.1.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.1	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Holdings LLC, dated as of January 27, 2005.	Exhibit 3.2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
3.2.2	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC, dated as of January 27, 2005.	Exhibit 3.2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.3	Amended and Restated By-Laws of Alliance Laundry Corporation, as adopted on January 27, 2005.	Exhibit 3.2.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.1	Indenture, dated as of January 27, 2005 (the “2005 Indenture”), among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and The Bank of New York Trust Company N.A., as trustee.	Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.2	Form of Senior Subordinated Note.	Included in Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.3	Supplemental Indenture to the 2005 Indenture, dated January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation and Lehman Brothers.	Exhibit 4.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.4	Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and the Initial Purchasers named therein.	Exhibit 4.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.5	Joinder Agreement to the Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance Laundry Holdings LLC and the Initial Purchasers named therein.	Exhibit 4.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.6	Credit Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Finance LLC, Alliance Laundry Systems LLC, the several banks and other financial institutions parties thereto and Lehman Commercial Paper Inc., as administrative agent.	Exhibit 4.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.7	Guarantee and Collateral Agreement, dated as of January 27, 2005, made by Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, and Alliance Laundry Corporation in favor of Lehman Commercial Paper Inc.	Exhibit 4.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
4.10	Supplemental Indenture to the 1998 Indenture, dated January 20, 2005, among Alliance Holdings, Inc., Alliance Laundry Systems LLC, Alliance Laundry Corporation and The Bank of New York as trustee.	Exhibit 4.10 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.11	Second Amendment, dated September 10, 2007 to the Credit Agreement dated as of January 27, 2005, among Alliance Laundry Holdings LLC, ALH Finance LLC, Alliance Laundry Systems LLC, the several banks and other financial institutions parties thereto and Lehman Commercial Paper Inc., as administrative agent.	Exhibit 4.11 to the Registrant’s Form 10-K/A, dated October 26, 2007 (file no. 333-56857-2)

10.1	Unit Purchase Agreement, dated as of December 7, 2004, by and among Alliance Laundry Holdings LLC, its Securityholders and ALH Holding Inc. and the sellers named therein.	Exhibit 10.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Holding Inc. and the sellers named therein.	Exhibit 10.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.3	Supply Agreement dated as of May 1, 2008, by and among Coinmach Corporation, and Alliance Laundry Systems LLC, (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).	Exhibit 10.3 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 7, 2008 (file no. 333-56857-2)

10.4	Agreement by and between Alliance Laundry Systems LLC and The United Steelworkers of America Local 1327 Ripon, Wisconsin, executed and accepted on September 28, 2005.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated November 10, 2005 (file no. 333-56857-2)

10.5	Lease agreement, dated November 11, 2005 between Alliance Laundry Systems LLC (tenant) and 700 Stanton Drive, LLC (landlord).	Exhibit 10.15 to Alliance Laundry Systems LLC’s Form 10-K, dated March 9, 2006 (file no. 333-56857-2)

10.6	Amended and Restated Employment Agreement, dated as of January 27, 2005, by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.20 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.7	Form of Executive Severance Protection and Restrictive Covenant Agreement of Alliance Laundry Systems LLC.	Exhibit 10.25 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
10.8	Form of Closing Bonus Letter Agreement of Alliance Laundry Holdings LLC.	Exhibit 10.26 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333- 122524-02)

10.9	Executive Retention Bonus Letter Agreement, dated January 27, 2005, between Thomas F. L’Esperance and Alliance Laundry Systems LLC.	Exhibit 10.27 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.10	Form of Executive Retention Bonus Letter Agreement of Alliance Laundry Systems LLC.	Exhibit 10.28 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.11	ALH Holding Inc. Stock Purchase and Rollover Investment Plan, as adopted on January 27, 2005.	Exhibit 10.29 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.12	Stockholders Agreement, dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.30 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.13	Registration Rights Agreement of ALH Holding Inc., dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.31 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.14	ALH Holding Inc. Stock Incentive Plan, as adopted on January 27, 2005.	Exhibit 10.32 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.15	Form of ALH Holding Inc. Nonqualified Stock Option Agreement.	Exhibit 10.33 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.16	Form of Management Subscription Agreement of ALH Holding Inc.	Exhibit 10.34 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.17	Indenture, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables Trust 2005-A and The Bank of New York, as indenture trustee.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

Exhibit	Description	Incorporated Herein By Reference To
10.18	Purchase Agreement, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as buyer and Alliance Laundry Systems LLC as seller.	Exhibit 10.2 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.19	Pooling and Service Agreement, dated June 28, 2005, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2005 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2005-A as issuer.	Exhibit 10.3 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.20	Trust Agreement, dated June 14, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as transferor and Wilmington Trust Company as owner trustee.	Exhibit 10.4 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.21	Administration Agreement, dated June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A, Alliance Laundry Systems LLC and The Bank of New York.	Exhibit 10.5 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.22	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2005 LLC, dated as of June 1, 2005.	Exhibit 10.6 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.23	Insurance and Indemnity Agreement, dated as of June 28, 2005, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Equipment Receivables 2005 LLC as seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.	Exhibit 10.7 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.24	Note Purchase Agreement, dated as of June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Systems LLC as the Servicer, Alliance Laundry Equipment Receivables 2005 LLC as the transferor, the Note Purchasers party hereto, IXIS Financial Products Inc. as administrative agent and as an agent, Lehman Brothers Holdings Inc. as an agent and The Other Agents Hereto.	Exhibit 10.8 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.25	Employment Agreement, dated as of September 26, 2007, by and between Alliance Laundry Systems LLC and Michael D. Schoeb.	Exhibit 10.25 to Alliance Laundry Systems LLC’s Form 10-K, dated March 11, 2008, (file no. 333-56857-2)

Exhibit	Description	Incorporated Herein By Reference To
10.26	Amended and Restated ALH Holding Inc. Stock Incentive Plan, as adopted on January 31, 2008.	Exhibit 10.26 to Alliance Laundry Systems LLC’s Form 10-K, dated March 11, 2008, (file no. 333-56857-2)

10.27	Second Amended and Restated ALH Holding Inc. Stock Purchase a Rollover Investment Plan, as adopted January 31, 2008.	Exhibit 10.27 to Alliance Laundry Systems LLC’s Form 10-K, dated March 11, 2008, (file no. 333-56857-2)

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics.	Exhibit 14.1 to Alliance Laundry Systems LLC’s Form 10-K, dated March 18, 2005 (file no. 333-56857-2)

21.1*	Subsidiaries of Alliance Laundry Systems LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith